Form 10-Q
period 2000-03-31
PLASTICS MFG CO
filed 2000-05-15
CIK 1099156

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000

                                OR

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                Commission file number:  333-92019

                       PLASTICS MFG. COMPANY
        (Exact name of registrant as specified in charter)


                WISCONSIN                        39-1867101
        (State of incorporation)  (I.R.S Employer Identification Number)


                    W190 N11701 MOLDMAKERS WAY
                 GERMANTOWN, WISCONSIN 53022-8214
              (Address of principal executive office)

  Registrant's telephone number, including area code: 262-255-5790

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes        No   X

 The number of common shares outstanding at May 5, 2000 was 3,764,565.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Balance
               Sheets, March 31, 2000 (unaudited)
               and September 30, 1999 (derived from
               audited financial statements)                  1-2

               Financial Statements
               Consolidated Statements of
               Operations, Three Months and Six Months
               Ended March 31, 2000 (unaudited) and
               March 31, 1999 (unaudited)                       3

               Consolidated Statements
               of Cash Flows, Six Months
               Ended March 31, 2000 (unaudited)
               and March 31, 1999 (unaudited)                   4

               Notes to Consolidated
               Financial Statements                             5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     6-11

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                   12

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               13

     Item 2.   Changes in Securities and Use of Proceeds       13

     Item 6.   Exhibits and Reports on Form 8-K             14-15
                                    (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                       PLASTICS MFG. COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                        SEPTEMBER 30,         MARCH 31,
                                             1999*              2000
 Current assets
     Cash in bank                        $   245,813     $      76,165
     Accounts receivable - trade           2,167,918         5,278,536
     Accounts receivable - related parties   739,603         1,015,677
     Progress receivables                    111,745            21,776
     Prepaid expenses                         89,897           183,071
     Inventory                             1,073,435         3,170,670

 TOTAL CURRENT ASSETS                      4,428,411         9,745,895

 PROPERTY AND EQUIPMENT
     Office equipment                         20,405            40,210
     Leasehold improvements                  549,521           572,610
     Truck                                     3,655             3,655
     Machinery & equipment                   697,406         1,213,270
     Production molds                        100,000           100,000
                                           1,370,987         1,929,745
     Less accumulated depreciation          (134,756)         (219,471)
 NET PROPERTY AND EQUIPMENT                1,236,231         1,710,274

 OTHER ASSETS
     Deposits                              2,189,039         2,376,595
     Deferred income tax benefit, net        992,200           941,000
 TOTAL OTHER ASSETS                        3,181,239         3,317,595

                                          $8,845,881       $14,773,764

 *The March 31, 2000 balance sheet is unaudited. The consolidated balance sheet at September 30, 1999 is derived from audited financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                          SEPTEMBER 30,      MARCH 31,
                                             1999*             2000

 CURRENT LIABILITIES
     Accounts payable - trade             $ 1,359,174      $  2,616,390
     Accounts payable - related parties     1,600,087         2,066,044
     Line of credit loan                      425,000         2,800,000
     Current portion of long-term debt                            9,500
     Accrued payroll                          203,711           246,607
     Customer deposits                        441,439         1,407,249
     Deferred income tax liability, net        24,600            24,625

 TOTAL CURRENT LIABILITIES                  4,054,011         9,120,439

 LONG-TERM LIABILITIES                                           48,181

 TOTAL LIABILITIES                          4,054,011         9,218,596

 COMMON STOCK SUBJECT TO RESCISSION         1,951,360         1,951,360

 STOCKHOLDERS' EQUITY

     Common stock, no par value,
         15,000,000 shares authorized,
         3,027,510 shares issued and
            outstanding                     6,952,040         6,952,040
     Stock subscriptions receivable          (784,228)         (104,322)
     Accumulated deficit                   (3,327,302)       (3,243,910)

 TOTAL STOCKHOLDERS' EQUITY                 2,840,510         3,603,808

                                          $ 8,845,881       $14,773,764

                            PLASTICS MFG. COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS ENDED
                                                     ENDED MARCH 31,                  MARCH 31,
                                                 1999            2000           1999           2000
 Sales                                               (unaudited)                   (unaudited)
      Molding                                  $ 773,042    $5,066,482       $1,090,735   $ 8,958,243
      Tooling                                    340,151     2,482,145          394,545     3,804,449
      Related parties                            238,980       407,763          738,111       835,419
      Total Sales                              1,352,173     7,956,390        2,223,392    13,598,111
 COST OF GOODS SOLD
      Trade                                      711,873     4,210,077        1,075,231     7,208,894
      Related parties                            984,485     2,394,734        1,518,279     4,098,014
      Total cost of goods sold                 1,696,358     6,604,811        2,593,510    11,306,908
      Gross profit (loss)                       (344,184)    1,351,579         (370,119)    2,291,203

 SELLING AND ADMINISTRATIVE EXPENSES
      Trade                                      101,085       641,178          160,867     1,134,616
      Related parties                             57,842       148,796          100,242       267,924
      Management fee                              67,609       397,820          111,170       679,906
      Total operating expenses                   226,536     1,187,794          372,279     2,082,446
      Total operating income (loss)             (570,720)      163,785         (742,398)      208,757
 OTHER INCOME (EXPENSE)
      Interest income                              1,542           117            1,542           117
      Interest expense                            (5,415)      (50,610)          (5,882)      (74,282)
      Income (loss) before income tax
         expense and accounting change          (574,593)      113,292         (746,738)      134,592
 INCOME TAX EXPENSE                             (211,425)       43,100         (274,750)       51,200
      Net income (loss) before cumulative
         effect of accounting change            (363,168)       70,192         (471,988)       83,392

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
      NET OF INCOME TAXES                                                       (95,614)

 NET INCOME (LOSS)                             $(363,168)  $    70,192        $(567,602)  $    83,392
 Per basic share:
 Income (loss) before accounting change        $   (0.15)  $      0.02        $   (0.19)  $      0.02
 Change in accounting principle                                                   (0.04)
 Net income (loss)                             $   (0.15)  $      0.02        $   (0.23)  $      0.02

 Shares in computing basic net income (loss)
    per share                                  2,468,901     3,750,000        2,460,909     3,750,000

 Per diluted share:
 Income (loss) before accounting change        $   (0.15)       $ 0.02        $   (0.19)   $     0.02
 Change in accounting principle                                                   (0.04)
 Net income (loss)                             $   (0.15)       $ 0.02        $   (0.23)   $     0.02

 Shares in computing diluted net income (loss)
    per share                                  2,468,901     4,204,546        2,460,909     3,750,000

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                       1999              2000
 Cash Flows from operating activities:             (unaudited)       (unaudited)
      Net Income (Loss)                             $(567,602)    $      83,392
      Change in Accounting                             95,614

      Adjustments to reconcile net loss to net
          cash provided by operating activities:
            Depreciation                               41,663            84,715
            Deferred income taxes                    (274,775)          51,225
            Accounts receivable - trade              (761,830)      (3,110,618)
            Accounts receivable - related parties     (61,075)        (276,074)
            Progress receivables                       (2,358)          89,969
            Inventory                                (161,586)      (2,097,235)
            Prepaid expenses                           27,846          (93,174)
            Accounts payable - trade                  157,706        1,257,216
            Accounts payable - related parties        873,634          465,957
            Accrued expenses                           31,837           42,896
            Customer deposits                         147,026          965,810

 CASH USED IN OPERATING ACTIVITIES                   (453,900)      (2,535,921)
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment             (195,228)        (558,758)
      Deposits on leases                                  270         (187,556)
 CASH USED IN INVESTING ACTIVITIES                   (194,958)        (746,314)
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of stock                     255,673          679,906
      Proceeds from long term debt                                      57,681
      Proceeds from line of credit                    380,000        2,375,000
 NET CASH PROVIDED BY FINANCING ACTIVITIES            635,673        3,112,587

 DECREASE IN CASH                                     (13,185)        (169,648)
 CASH, beginning of period                              9,621          245,813
 CASH, end of period                                $  (3,564)    $     76,165

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the year for: Interest       $   5,882     $     74,282
                                Income taxes
                                            -4-

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Registration Statement filed with the Securities and Exchange Commission on March 9, 2000 (Amendment No. 3 to
           Form S-1; No. 333-92019), for our accounting policies which are pertinent to these statements.

 Note 2. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 3. Accounts receivable balances include no allowance for doubtful accounts - all balances are fully collectible.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                              9/30/99        3/31/00
          Perishable tools     $   14,772     $    39,234
          Raw materials           459,825       1,315,410
          Materials in progress   176,630         891,375
          Finished goods          422,208         924,651
          Total                $1,073,435     $ 3,170,670

                                    -5-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

     Our revenues are primarily derived from the sale of plastic injection molded parts. The normal practice in the injection molding industry is to be a custom molder, which involves only the manufacturing of parts. However, we also generate revenues by assembly and value-added operations. Our marketing efforts are dedicated towards contract manufacturing of high precision and high quality parts, which includes these assembly and value-added operations. We began operations in November of 1997, and were considered a development stage company through March of 1999. We incurred losses from inception through June of 1999. These losses are primarily due to costs associated with a start-up enterprise, training costs, initial excess manufacturing capacity, higher than average selling and administrative expenses and related costs. We expect to incur a net loss from operations in fiscal year 2000 and 2001 as a result of planned growth for these years.

     Research and development expenses include expenses for research, design and development of the MGS Group's multi-shot process which permits us to mold different types of plastic resin, typically with different aesthetic and texture qualities, into a single plastic part. Because of our relationship to the MGS Group, we have access to the multi-shot technology and other related manufacturing processes. Research and development costs are not material and are included in the cost of goods sold section of our income statements.

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in this Form 10-Q on page 10.
                                    -6-
 RESULTS OF OPERATIONS

     SALES. During the second quarter and first six months of fiscal 2000, our sales increased 488% and 512% over comparable time periods in fiscal 1999. The continued rapid increases are primarily attributable to improved plant efficiency, increased customer demand and the addition of new customers. The majority of our sales increases are the results of increased volume rather than increases in per unit sales prices. During the second quarter of fiscal 2000 our backlog of unfilled orders, believed to be firm, increased from $5.66 million at December 31, 1999 to $13.46 million at March 31, 2000.

     We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution.

     COST OF GOODS SOLD. In keeping with our exponential increase in sales, cost of sales increased 289% from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. For the six months ended March 31, 2000 cost of goods sold was $11,307,000 as compared to $2,594,000 for the period ended March 31, 1999. However, when expressed as a percentage of sales, cost of goods sold in the second quarter of fiscal 2000 and for the six months ended March 31, 2000 decreased to 86% and 83% respectively compared to 125% and 116% for comparable periods in fiscal 1999. This decrease allowed us to recognize a gross profit of $2,291,000 for the six months ended March 31, 2000 as compared to a loss of $370,000 for the six months ended March 31, 1999. Materials as a percentage of molding sales decreased between quarters due to product mix and increased quality. Direct labor costs continued to increase in order for us to meet sales growth. Comparing labor costs from the first quarter to the second quarter of fiscal 2000 shows a substantial decrease in labor as a percentage of sales from 27% to 18%. Fixed overhead decreased from 29% of sales to 16% of sales. This is due to the greater utilization of equipment, facilities and labor. During the second quarter we also received credits of approximately $550,000 pursuant to the terms of our lease for our Germantown, Wisconsin facilities and a refund of approximately $700,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties on a time and materials basis. No material similar credits were received during the second quarter of 1999.
                                    -7-
     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased from $227,000 during the second quarter of fiscal 1999 to $1,188,000 during the second quarter of fiscal 2000. For the six months ended March 31, 2000 selling and administrative expenses were $2,082,000 as compared to $372,000 for the period ended March 31, 1999. This increase is due to the addition of sales and management personnel in order to implement our expansion plans into new geographic areas.

    INTEREST EXPENSE. Interest expense was $5,000 in the second quarter of fiscal 1999, and $51,000 in the second quarter of fiscal 2000. For the six months ended March 31, 2000 interest expense has totaled $74,000 compared with $6,000 in the first six months of fiscal 1999. Interest expense arises from borrowings on our line of credit. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was a tax benefit of $211,000 for the second quarter of fiscal 1999, and a tax expense of $43,100 for the second quarter of fiscal 2000. For the first six months of fiscal 1999 a tax benefit of $275,000 was recorded compared with an expense of $51,200 for the first six months of fiscal 2000. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. In April 2000 the Company obtained an increase in its line of credit from $3 million to $5 million from M&I Northern Bank.

     Net cash used by operating activities totaled $454,000 for the first six months of fiscal 1999 and $2.5 million for the first six months of fiscal 2000. Cash used in operating activities for each period resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth.

     Net cash used in investing activities totaled $195,000 in the first six months of fiscal 1999 and $746,000 in the first six months of fiscal 2000. Cash used in investing activities for each period resulted from the acquisition of leasehold improvements and manufacturing equipment.
                                    -8-
     Net cash provided by financing activities totaled $636,000 for the first six months of fiscal 1999 and $3.1 million for the first six months of fiscal 2000. Cash provided by financing activities for each period resulted primarily from draws on our bank line of credit.

     We believe that the net proceeds from our offering of 500,000 shares of common stock (see Part II, Item 2), together with current cash balances, and available term debt, line of credit, and lease financing will be sufficient to fund our expected growth and related working capital and capital expenditure requirements for the 2000 fiscal year. Without the expected proceeds of the above-referenced offering, we will require additional financing from commercial lenders or the MGS Group to implement our expansion plans at the pace we currently anticipate. We currently anticipate the need to raise approximately $7 million in additional capital through the issuance of additional equity securities and borrowings to implement our fiscal year 2001 business plan. We anticipate that $5 million of this additional $7 million will be required in the fourth quarter of fiscal 2000 as we begin to acquire equipment needed to implement our 2001 business plan. If we are unable to raise this additional capital, our fiscal 2001 expansion will also be delayed.

     Our offer to repurchase up to 722,490 shares expired on April 14, 2000. No shares were tendered to us pursuant to our rescission offer.

     Our forecast of the period of time through which our financial resources will be adequate is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from our forecasts as a result of a number of factors including our plans to expand our operations geographically and the expansion of our value added and assembly operations as part of our total manufacturing solution. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to scale down our expansion plans significantly.

 YEAR 2000

     We have not experienced any material disruption in our operations or in our business relationships with suppliers or customers due to year 2000 readiness. We do not believe that the year 2000 issue will have a material effect on our operations or those of our material third-party vendors or customers. Based on current estimates, we anticipate no future costs related to year 2000 issues.
                                    -9-
 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, certain statements in future filings by us with the Securities and Exchange Commission, reports to shareholders, press releases, and other oral and written statements made by or with our approval which are not statements of historical fact will constitute forward-looking statements within the meaning of the Act.

     Our forward-looking statements may be identified by, among other things, expressions of our beliefs or expectations that certain events may occur or are anticipated, and projections or statements of expectations with respect to (i) various aspects of our business (including, but not limited to, net income, the availability or price of raw materials, and customer demand for our products), (ii) our plans or intentions, (iii) the industry within which we operate, (iv) the economy, and (v) any other expressions of similar import or covering other matters relating to us, our business, and our operations. In making forward-looking statements within the meaning of the Reform Act, we undertake no obligation to publicly update or revise any such statement.

     Forward-looking statements are not guarantees of performance. Our forward-looking statements are based on information available to us as of the date of such statements and reflect our expectations as of such date, but are subject to risks and uncertainties that may cause actual results to vary materially. Many of the factors that will determine these results are beyond our ability to control or predict. Shareholders and others are cautioned not to put undue reliance on any forward-looking statements.

     In addition to specific factors which may be described in connection with any of our forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

 <circle>  The loss of the services of Mr. Sellers and disruption in our relationship with MGS Mfg. Group, Inc.

 <circle>  The inability to obtain additional financing to
           continue to implement our plans for expanded operations, including proceeds from the sale of our common stock.
                                    -10-

 <circle>  Termination of key customer relationships, including those with Motorola, Inc. and ITW Paslode, Cordless Tool Group, a division of Illinois Tool Works, Inc.

 <circle>  The inability to generate sufficient cash flow to service our existing debt.

 <circle>  A material decrease in the business of MGS Mfg. Group,
           Inc.

 <circle>  The inability to hire or retain qualified personnel.

 <circle>  Increased competition from domestic or foreign
           manufacturers, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

 <circle>  Changes in customer demand for our products due to overall economic activity affecting the rate of consumption of our products, growth rates of the end markets for our products, technological or consumer preference changes, or acceptance of our products by the markets served by us.

 <circle>  Increases in the cost of raw materials or increases in scrap and excess inventory or the inability to forecast such increases in making bids for production agreements.

 <circle>  Unforseen or recurring operational problems at any of our facilities causing significant lost production and/or cost increases.

 <circle>  Significant changes to our strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, the failure to successfully execute major capital projects or other strategic plans, or the inability to successfully integrate an acquisition.

 <circle>  Changes in laws or regulations, including those
           designed to protect the environment, which affect us. Any changes required to comply with such laws or regulations may increase our capital expenditures and operating costs.
                                    -11-
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We do not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars. Foreign sales for fiscal year 2000 are expected to represent approximately 20% of sales.
                                    -12-

                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

     We are the plaintiff in a lawsuit filed in the District Court of Tarrant County, Texas, which seeks to terminate a lease entered into by us in November, 1999 with respect to a 142,000 square foot building in Fort Worth, Texas. We believe the premises did not meet the requirements of the lease and are seeking a determination by the court that the lease is of no legal effect or, alternatively, has been breached by the landlord. The lease is for a term of seven years ending December 31, 2006 and provides for annual payments of $366,648, $431,880, $518,436 respectively, over the first three years of the term and annual payments of $518,436 over each of the remaining four years of the term. We believe that our legal position is correct and that a court should find in our favor. In addition, the landlord has a duty under Texas law to mitigate its damages and seek another tenant. For these reasons, we do not, as of the date of this report, believe that this dispute will have a material adverse effect on our financial condition or liquidity. Litigation is, by its nature, uncertain and if the lease is held to be enforceable and no other tenant is found for the building it would have a material adverse effect on our financial condition.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 (Commission file number 333-92019) under the Securities Act of 1933, was March 13, 2000. This registration statement related to 500,000 shares of our common stock to be sold for cash and 722,490 shares of our common stock which we are offering to repurchase for cash. The offering commenced on March 13, 2000 and is continuing.

     The repurchase offer terminated on April 14, 2000. No shares were repurchased by us.

     The aggregate offering price of the common stock to be sold for cash is $6 million. As of March 31, 2000, we had sold 3,740 shares for an aggregate offering price of $44,880. The offering is not underwritten. We have incurred expenses (including filing, legal, accounting fees) of $183,000 through March 31, 2000 in connection with the offering. No amounts have been paid to our directors, officers, or persons who own 10% or more of our
                                    -13-
 common stock or to our affiliates. Our net offering proceeds through March 31 have been applied to working capital.

 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A)  EXHIBITS

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION
  3.1          Registrant's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2          Registrant's By-laws, as amended November 29, 1999 (incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1          Form of specimen certificate for Registrant's common stock
               (incorporated by reference to Exhibit 4.1 to Form S-1 (Registration No.
               333-92019)
  4.2          Loan Agreement between M&I Northern Bank and PMC, as amended
               January 18, 2000 (incorporated by reference to Exhibit 4.2 to Amendment
               No. 2 to Form S-1 (Registration No. 333-92019)
 10.01         Mark G. Sellers Stock Option Agreement (incorporated by reference to
               Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02         MGS Childrens' Trust Stock Option Agreement (incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03         Moose Lake Trust Stock Option Agreement (incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04         Moldmakers Leasing & Investments Limited Partnership, LLP Stock
               Option Agreement (incorporated by reference to Exhibit 10.04 to Form S-1
               (Registration No. 333-92019)
 10.05         Moldmakers, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
 10.06         Management Agreement Between Registrant and MGS Enterprises, Inc.
               dated December 31, 1996 (incorporated by reference to Exhibit 10.06 to
               Form S-1 (Registration No. 333-92019)
 10.07         Management Agreement Between Registrant and Moldmakers Management,
               Inc. dated December 31, 1996 (incorporated by reference to Exhibit 10.07 to Form S-1 (Registration No. 333-92019)
                                    -14-
 10.08         Management Agreement Between Registrant and Statistical Plastics
               Corporation dated December 31, 1996 (incorporated by reference to Exhibit
 10.08         to Form S-1 (Registration No. 333-92019)
 10.09         Master Equipment Lease between Registrant and Moldmakers Leasing &
               Investments Limited Partnership, LLP (incorporated by reference to Exhibit
 10.09         to Form S-1 (Registration No. 333-92019)
 10.10         Master Equipment Lease between Registrant and PCI Consulting and
               Leasing, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1
               (Registration No. 333-92019)
 10.11         ITW Paslode, Cordless Tool Group Supply Agreement (incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
 10.12         Agreement to Assume Obligations With Respect to Rescission Shares
               entered into between Registrant, Mark G. Sellers, and certain MGS Group companies (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Form S-1 (Registration No. 333-92019)
 10.13         Lease on Germantown, Wisconsin, Facility (incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
 21.1          Subsidiaries of the Registrant (incorporated by reference to Exhibit
 21.1          to Form S-1 (Registration No. 333-92019)
 27.1          Financial Data Schedule (electronic filing only, quarters ended March
               31, 1999 and 2000)

 (b)  Reports on Form 8-K:

     None.
                                    -15-

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY


 May 15, 2000                 SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                    -16-

                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
           Pursuant to Section 102(d) of Regulation S-T
                     (17 C.F.R. <section> 232.102(d))

 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY, PERIOD
              ENDED MARCH 31, 2000)

  <dagger> Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part II, Item 6(a) of Form 10-Q to which this Exhibit Index relates.