Form 10-Q
period 2000-06-30
PLASTICS MFG CO
filed 2000-08-21
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2000

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

                             Yes        No   X

 The number of common shares outstanding at July 10, 2000 was 3,788,812.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES
                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Balance
               Sheets, June 30, 2000 (unaudited)
               and September 30, 1999 (derived from
               audited financial statements)                  1-2

               Financial Statements
               Consolidated Statements of
               Operations, Three Months and Nine Months
               Ended June 30, 2000 (unaudited) and
               June 30, 1999 (unaudited)                        3

               Consolidated Statements
               of Cash Flows, Nine Months
               Ended June 30, 2000 (unaudited)
               and June 30, 1999 (unaudited)                    4

               Notes to Consolidated
               Financial Statements                             5

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                     6-10

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                   10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 2.   Changes in Securities and Use of Proceeds       11

     Item 6.   Exhibits and Reports on Form 8-K             12-13
                                 (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                       PLASTICS MFG. COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                             SEPTEMBER 30,          JUNE 30,
                                                 1999*               2000*
 Current assets
     Cash in bank                          $    245,813     $     488,088
     Accounts receivable - trade              2,167,918         6,046,646
     Accounts receivable - related parties      739,603         1,012,623
     Progress receivables                       111,745            42,839
     Prepaid expenses                            89,897           200,530
     Inventory                                1,073,435         3,177,504

 TOTAL CURRENT ASSETS                         4,428,411        10,968,231

 PROPERTY AND EQUIPMENT
     Office equipment                            20,405           215,925
     Leasehold improvements                     549,521           854,098
     Truck                                        3,655             3,655
     Machinery & equipment                      697,406         1,333,397
     Production molds                           100,000           100,000
                                              1,370,987         2,507,075
     Less accumulated depreciation             (134,756)         (268,396)
 NET PROPERTY AND EQUIPMENT                   1,236,231         2,238,679

 OTHER ASSETS
     Deposits                                 2,189,039         2,259,396
     Deferred income tax benefit, net           992,200           939,000
 TOTAL OTHER ASSETS                           3,181,239         3,198,396

                                           $  8,845,881       $16,405,306

 *The June 30, 2000 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 1999 is derived from audited financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                         SEPTEMBER 30,       JUNE 30,
                                             1999*             2000*

 CURRENT LIABILITIES
     Accounts payable - trade            $ 1,359,174      $  3,126,136
     Accounts payable - related parties    1,600,087         1,007,235
     Line of credit loan                     425,000         4,400,000
     Accrued payroll                         203,711           265,945
     Customer deposits                       441,439         1,665,630
     Deferred income tax liability, net       24,600            24,625

 TOTAL CURRENT LIABILITIES                 4,054,011        10,489,572

 LONG-TERM LIABILITIES                                          53,029

 TOTAL LIABILITIES                         4,054,011        10,542,601

 COMMON STOCK SUBJECT TO RESCISSION        1,951,360               -

 STOCKHOLDERS' EQUITY

     Common stock, no par value,
         15,000,000 shares authorized      6,952,040         9,103,400
     Stock subscriptions receivable         (784,228)                -
     Accumulated deficit                  (3,327,302)       (3,240,695)

 TOTAL STOCKHOLDERS' EQUITY                2,840,510         5,862,705

                                         $ 8,845,881       $16,405,306

                            PLASTICS MFG. COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE THREE MONTHS       FOR THE NINE MONTHS ENDED
                                              ENDED JUNE 30,                JUNE 30,
                                            1999         2000         1999           2000
                                               (unaudited)                 (unaudited)
 Sales
      Molding                           $ 1,284,783  $ 7,189,509  $ 2,375,519  $ 16,147,752
      Tooling                               320,609    2,043,598      715,154     5,848,047
      Related parties                       132,046      589,439      870,158     1,424,858
      Total Sales                         1,737,438    9,822,545    3,960,830    23,420,656

 COST OF GOODS SOLD
      Trade                               1,065,889    6,097,300    2,141,120    13,306,194
      Related parties                       855,817    2,497,509    2,374,096     6,595,523
      Total cost of goods sold            1,921,706    8,594,809    4,515,216    19,901,717
      Gross profit (loss )                 (184,267)   1,227,736     (554,386)    3,518,939

 SELLING AND ADMINISTRATIVE EXPENSES
      Trade                                 158,442      810,536      319,310     1,945,152
      Related parties                        42,071      217,313      142,313       485,237
      Management fee                         86,872      104,321      198,041       784,227
      Total operating expenses              287,385    1,132,170      659,664     3,214,616
      Total operating income (loss)        (471,653)      95,566   (1,214,050)      304,323

 OTHER INCOME (EXPENSE)
      Interest income                         1,696            -        3,238           117
      Interest expense                       (5,547)     (90,351)     (11,429)     (164,633)
      Income (loss) before income tax
         expense and accounting change     (475,504)       5,215   (1,222,242)      139,807
 INCOME TAX EXPENSE                        (174,900)       2,000     (449,650)       53,200
      Net income (loss) before cumulative
         effect of accounting change       (300,604)       3,215     (772,592)       86,607
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
      NET OF INCOME TAXES                         -            -      (95,614)            -

 NET INCOME (LOSS)                      $  (300,604) $     3,215  $  (868,206) $     86,607
 Per basic share:
 Income (loss) before accounting change $     (0.12) $      0.00  $     (0.30) $       0.02
 Change in accounting principle                   -            -        (0.04)            -
 Net income (loss)                      $     (0.12) $      0.00  $     (0.34) $       0.02

 Shares in computing basic net income
   (loss) per share                     $ 2,563,855  $ 3,765,035  $ 2,496,161  $  3,755,029

 Per diluted share:
 Income (loss) before accounting change $     (0.12) $      0.00  $      (.30) $       0.02
 Change in accounting principle                   -            -         (.04)            -
 Net income (loss)                      $     (0.12) $      0.00  $      (.34) $       0.02

 Shares in computing diluted net income
   (loss) per share                     $ 2,563,855  $ 4,598,368  $ 2,496,161  $  3,755,029

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE NINE MONTHS ENDED
                                                           JUNE 30,
                                                    1999              2000
 Cash Flows from operating activities:           (unaudited)       (unaudited)
      Net Income (Loss)                          $(868,206)    $      86,607
      Change in Accounting                          95,614

      Adjustments to reconcile net loss to net
          cash provided by operating activities:
            Depreciation                            68,297           133,640
            Deferred income taxes                 (449,674)           53,225
            Accounts receivable - trade           (981,803)       (3,878,728)
            Accounts receivable - related parties (171,746)         (273,020)
            Progress receivables                   (13,839)           68,903
            Inventory                             (489,883)       (2,104,069)
            Prepaid expenses                       245,064          (110,633)
            Accounts payable - trade               428,556         1,766,962
            Accounts payable - related parties   1,269,753          (592,852)
            Accrued payroll                         73,268            62,237
            Customer deposits                      262,877         1,224,191

 CASH USED IN OPERATING ACTIVITIES                (531,723)       (3,563,536)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment          (217,097)       (1,136,088)
      Deposits on leases                            (4,527)          (70,357)

 CASH USED IN INVESTING ACTIVITIES                (221,624)       (1,206,445)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                 150,000         3,975,000
      Proceeds from long term debt                       -            53,029
      Stock subscription receivable                240,545           784,228
      Proceeds from common stock                   343,800           200,000

 NET CASH PROVIDED BY FINANCING ACTIVITIES         734,345         5,012,257

 NET INCREASE (DECREASE) IN CASH                   (19,002)          242,275
 CASH, beginning of period                           9,621           245,813
 CASH, end of period                           $    (9,381)    $     488,088

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash paid during the year for: Interest     $    11,429     $     164,633

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

 Note 3. Accounts receivable balances include no allowance for doubtful accounts - all balances are fully collectible.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                     9/30/99         6/30/00
          Perishable tools       $    14,772     $    43,799
          Raw materials              459,825       1,620,682
          Materials in progress      176,630         658,459
          Finished goods             422,208         854,564
          Total                  $ 1,073,435     $ 3,177,504

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

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in Item 2 of our quarterly report on Form 10-Q for the period ended March 31, 2000.
                                 -6-
 RESULTS OF OPERATIONS

     SALES. During the third quarter and first nine months of fiscal 2000 sales increased 465% and 491% over comparable time periods in fiscal 1999. The continued rapid increases are primarily attributable to improved plant efficiency, increased customer demand and addition of new customers. The majority of our sales increases are the results of increased volume rather than increases in per unit sales prices.
 During the third quarter of fiscal 2000 the Company's backlog of unfilled orders, believed to be firm, increased from $13.46 million at March 31, 2000 to $15.57 million at June 30, 2000.

     We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution.

     COST OF GOODS SOLD. In keeping with our exponential increase in sales, cost of sales increased 347% from the third quarter of fiscal 1999 to the third quarter of fiscal 2000. For the nine months ended June 30, 2000 cost of goods sold was $19,902,000 as compared to $4,515,000 for the period ended June 30, 1999. However, when expressed as a percentage of sales, cost of goods sold in the third quarter of fiscal 2000 and for the nine months ended June 30, 2000 decreased to 88% and 85% respectively compared to 111% and 114% for comparable periods in fiscal 1999. This decrease allowed the Company to recognize a gross profit of $3,519,000 for the nine months ended June 30, 2000 as compared to a loss of $554,000 for the nine months ended June 30, 1999.

 Materials as a percentage of molding sales increased between quarters due to product mix and more assembly. Direct labor costs continued to increase in order for the Company to meet current and future sales growth. Comparing labor costs from the second quarter to the third quarter of fiscal 2000 shows a slight increase in labor as a percent of sales from 18% to 20%. Fixed overhead decreased from 16% of sales to 14% of sales due to greater utilization of equipment, facilities, and labor. During the third quarter we also received credits of approximately $430,000 pursuant to the terms of our lease for equipment at our Germantown, Wisconsin facility and approximately $582,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties on a time and materials basis. Similar credits of approximately $85,000 relating to purchase orders for tooling were received during the third quarter of fiscal 1999.
                                 -7-
     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased from $287,000 during the third quarter of fiscal 1999 to $1,132,000 during the third quarter of fiscal 2000. For the nine months ended June 30, 2000 selling and administrative expenses were $3,215,000 as compared to $660,000 for the period ended June 30, 1999. This increase is due to the addition of sales and management personnel in order to identify and contact potential new customers and to allow for expansion into additional and more diversified markets within the plastics injection molding industry. During the third quarter we reached an agreement to terminate the existing management agreements. The agreements called for us to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $104,000 and $784,000 for the three and nine months ended June 30, 2000. Had the management agreements been in place the entire third quarter the management fee would have been $491,000 and $1,171,000 for the three and nine months ended June 30, 2000.

     INTEREST EXPENSE. Interest expense was $6,000 in the third quarter of fiscal 1999 and $90,000 in the third quarter of fiscal 2000. For the nine months ended June 30, 2000 interest expense has totaled $165,000 compared with $11,000 in the first nine months of fiscal 1999. Interest expense arises from borrowings on our line of credit. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was a tax benefit of $175,000 for the third quarter of fiscal 1999 and a tax expense of $2,000 for the third quarter of fiscal 2000. For the first nine months of fiscal 1999 a tax benefit of $450,000 was recorded compared with an expense of $53,200 for the first nine months of fiscal 2000. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. In April 2000 the Company obtained an increase in its line of credit from $3 million to $5 million from M&I Northern Bank.

     Net cash used by operating activities totaled $532,000 for the first nine months of fiscal 1999 and $3.56 million for the first nine months of fiscal 2000. Cash used in operating activities for each period resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable and customer deposits growth.

     Net cash used in investing activities totaled $222,000 in the first nine months of fiscal 1999 and $1.21 million in the first nine months of fiscal 2000. Cash used in investing activities for each period resulted from the acquisition of leasehold improvements and manufacturing equipment.
                                  -8-
     Net cash provided by financing activities totaled $734,000 for the first nine months of fiscal 1999 and $5.0 million for the first nine months of fiscal 2000. Cash provided by financing activities for each period resulted primarily from draws on our bank line of credit.

     We believe that current cash balances and available line of credit and lease financing will be sufficient to fund our expected growth and related working capital and capital expenditure requirements for the balance of the 2000 fiscal year. We originally anticipated the need for $7 million of additional capital to implement our fiscal 2001 business plan of which $5 million would be required during the fourth quarter of fiscal 2000. We have delayed the expansion plan because of our desire to focus on current operations and delays in raising the necessary capital. The fiscal 2001 business plan still requires the $7 million of additional capital to be put into place. We plan to resume the expansion between the second and third quarters of fiscal 2001. However the start date is dependent upon our ability to raise the necessary capital. We currently anticipate raising the additional capital through the issuance of additional equity securities.

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

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

 While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include, among others general economic and business conditions, the availability of adequate financing, changes in the prices of raw materials, competitive pricing in the markets served by the company as a result of economic conditions or overcapacity in the industry, loss of key customer relationships, and manufacturing problems at company facilities. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Statements" in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.
                                 -9-
 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We do not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars. Foreign sales for fiscal year 2000 are expected to represent approximately 20% of sales.
                                  -10-
                    PART II.  OTHER INFORMATION

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

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 (Commission file number 333-92019) under the Securities Act of 1933, was March 13, 2000. This registration statement related to 500,000 shares of our common stock to be sold for cash and 722,490 shares of our common stock which we offered to repurchase for cash.

 The offering of stock for cash commenced on March 13, 2000 and terminated on June 30, 2000. The repurchase offer terminated on April 14, 2000. No shares were repurchased by us. We sold 38,812 shares in the offering and received net proceeds of $465,744 before deduction of offering expenses (including filing, legal, accounting fees) of $205,555. The offering was not underwritten. No amounts were paid to our directors, officers, or persons who own 10% or more of our common stock or to our affiliates. The net offering proceeds have been applied to working capital.
                                  -11-
 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A)  EXHIBITS

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION
     3.1 Registrant's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
     3.2 Registrant's By-laws, as amended November 29, 1999 (incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
     4.1 Form of specimen certificate for Registrant's common stock (incorporated by reference to Exhibit 4.1 to Form S-1 (Registration No. 333-92019)
     4.2 Loan Agreement between M&I Northern Bank and PMC, as amended January 18, 2000 (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 (Registration No. 333-92019)
   10.01 Mark G. Sellers Stock Option Agreement (incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
   10.02 MGS Childrens' Trust Stock Option Agreement (incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
   10.03 Moose Lake Trust Stock Option Agreement (incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
   10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement (incorporated by reference to
               Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
   10.05 Moldmakers, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
   10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996 as amended and terminated May 1, 2000
   10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996 as amended and terminated May 1, 2000
   10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996 as amended terminated May 1, 2000
                                  -12-
   10.09       Master Equipment Lease between Registrant and Moldmakers

               Leasing & Investments Limited Partnership, LLP (incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
   10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
   10.11 ITW Paslode, Cordless Tool Group Supply Agreement (incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
   10.12 Agreement to Assume Obligations With Respect to Rescission Shares entered into between Registrant, Mark
               G. Sellers, and certain MGS Group companies (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Form S-1 (Registration No. 333-92019)
   10.13 Lease on Germantown, Wisconsin, Facility (incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form S-1 (Registration No. 333-92019)
    27.1 Financial Data Schedule (electronic filing only, quarters ended June 30, 1999 and 2000)

  (B)  REPORTS ON FORM 8-K:

     None.
                                  -13-
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY



 August 21, 2000              SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                 -14-
                          EXHIBIT INDEX<dagger>
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
           Pursuant to Section 102(d) of Regulation S-T
                     (17 C.F.R. <section> 232.102(d))


 EXHIBIT 10.06    Management Agreement Between Registrant and MGS
                  Enterprises, Inc. dated December 31, 1996 as amended and terminated May 1, 2000

 EXHIBIT 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996 as amended and terminated May 1, 2000
 EXHIBIT 10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996 as amended and terminated May 1, 2000
 EXHIBIT 27.1 Financial Data Schedule (Electronic Filing Only, Period Ended June 30, 1999 and 2000)


  <dagger>Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part II, Item 6(a) of Form 10-Q to which this Exhibit Index relates.