Form 10-K
period 2000-09-30
PLASTICS MFG CO
filed 2000-12-28
CIK 1099156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
    (Mark One)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 333-92019

                             PLASTICS MFG. COMPANY
               (Exact name of registrant as specified in charter)

         W190 N11701 MOLDMAKERS WAY                     WISCONSIN
        GERMANTOWN, WISCONSIN 53022-8214        (State of incorporation)
      (Address of principal executive office)            39-1867101
                                                (I.R.S. Employer
                                                 Identification Number)

        Registrant's telephone number, including area code: 262-255-5790

       Securities registered pursuant to Section 12(b) of the Act:  NONE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X        No ___
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <checked-box>

      There is no established trading market for the registrant's stock. The number of common shares outstanding at December 15, 2000 was
 3,791,912.

                                  TABLE OF CONTENTS
                                                                   PAGE

 PART I

 Item 1.  Business                                                  1
 Item 2.  Properties                                                8
 Item 3.  Legal Proceedings                                         8
 Item 4.  Submission of Matters to a Vote of Security Holders       8

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                    9
 Item 6.  Selected Financial Data                                  10
 Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  11
 Item 7A. Quantitative and Qualitative Disclosure About Market
              Risk                                                 14
 Item 8.  Financial Statements and Supplementary Data              15
 Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                 37

 PART III

 Item 10. Directors and Executive Officers of the Registrant       38
 Item 11. Executive Compensation                                   40
 Item 12. Security Ownership of Certain Beneficial Owners and
               Management                                          42
 Item 13. Certain Relationships and Related Transactions           43

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                        46
                                 -i-

                                    PART I


 ITEM 1. BUSINESS.

       In this Annual Report on Form 10-K, the terms "we," "us" and "our" refer to Plastics Mfg. Company. Unless otherwise noted, these terms also include our wholly owned subsidiary, TecStar Mfg. Company.

 OUR BUSINESS

      We manufacture high volume, precision injection molded plastic parts for original equipment manufacturers in the medical, automotive, appliance, telecommunications, cosmetic, and computer markets.
 Services offered by the Company also include value-added and assembly operations. Value-added operations include, but are not limited to, pad printing, heat staking, and sonic welding. Our customers are other manufacturers which produce end-use products or manufacture components for sale to other manufacturers. Our manufacturing business is conducted through our wholly-owned subsidiary, TecStar Mfg. Company.

      The manufacture of plastic parts and performance of value-added operations for unrelated customers is done on a purchase order basis. This portion of our business represented approximately 70% of our net sales in fiscal 2000.

      An important part of our business are our operations in conjunction with affiliated companies in an industry niche as a "turn-key" manufacturer. Engineering, design, mold making, and sampling, polishing and testing services are provided by affiliated companies which are referred to in this report as the "MGS Group." During the last fiscal year approximately 6.3% of our net sales was derived from business which involved services of the MGS Group.

      Our business plan for 2000 provided for the acquisition of a Texas production facility. Due to delays in acquiring a suitable facility and raising sufficient capital, our expansion was delayed. We are currently focusing on operations at our existing facilities and have postponed expansion into Texas indefinitely. We still recognize Texas as an important geographic location and future expansion plans may include operations in Texas.

 AFFILIATED COMPANIES - THE MGS GROUP.

      Sixteen companies are affiliated with us through common ownership. These affiliated companies are collectively referred to as the "MGS Group." Mark G. Sellers is our Chairman, President, and Chief Executive Officer and he controls directly or indirectly at least 51% of the voting interests of each company in the MGS Group. Mr. Sellers and the MGS Group collectively own approximately 60% of our outstanding common stock.

      We also rely on the MGS Group to provide management, accounting, information system, and human resource services for us. Our principal
                                 -1-
 production facility and our injection molding equipment is leased from MGS Group companies. See Item 13, Certain Relationships and Related Transactions.

 PROPOSED CONSOLIDATION WITH MGS GROUP

      Our Board of Directors has determined that there are strategic and operational advantages to be gained by consolidating our operations with those of substantially all of the companies which now make up the MGS Group. In connection with this consolidation:

 <circle>  We expect that a share exchange with Statistical
           Plastics Corporation ("SPC") will be consummated December 31, 2000. SPC provides mold sampling of new and rebuilt tooling and develops processing parameters for high volume plastic part production primarily for us, other companies in the MGS Group, and unrelated companies in the plastics industry. Following consummation, SPC will become our wholly-owned subsidiary.

 <circle>  During our 2001 second quarter, we expect that our shareholders and the shareholders of MGS Mfg. Group, Inc.

           ("MGS Mfg.") will consider a proposal in which MGS Mfg. will become our wholly-owned subsidiary. MGS Mfg. is a holding company whose subsidiaries provide the engineering, design, mold making, and testing services used by us in our "turn-key" niche operations. In connection with the acquisition of MGS Mfg., we will change our name to "MGS Mfg. Group, Inc." and the MGS Mfg. Group, Inc. will change its name to "Moldmakers, Incorporated."

           We also anticipate that during our 2001 second quarter that we will acquire PCI Consulting and Leasing, Inc. ("PCI"). We lease approximately 80% of our injection molding equipment from PCI.

           Following consummation of the planned restructuring, we anticipate that our organizational structure will be as follows:

                        MGS Mfg. Group, Inc
                      (now known as "Plastics
                           Mfg. Company)

 TecStar Mfg. Company    Moldmakers, Incorporated    Statistical Plastics
                         (now known as "MGS          Corp.
                          Mfg. Group, Inc.)
                                 -2-

 THE INDUSTRY

       The plastics manufacturing business is a multi-billion dollar industry. According to an annual survey published in the April 17, 2000 issue of PLASTIC NEWS, the 100 largest injection molders had combined sales in excess of $18.7 billion in 1999. In 1999, the same survey indicated that the 100 top molders had combined sales in excess of $16.7 billion in 1998. We operate in a majority of the 25 market segments in which the top 100 molders conducted operations in 1999.

       There are an estimated 3,800 independent plastic molding companies in the United States, most of which are privately held and have sales volumes of under $10 million per year. However, within the high technology, specialized plastics manufacturing segment of the market, we compete with many companies which have more operating experience, more capital or financing, and greater sales and income levels. We believe our principal competitors and their approximate 1999 sales volumes are:

                                   Approximate 1999
       COMPETITOR                  SALES VOLUME{(1)}
       Nypro, Inc.                 $405 million
       Clinton, MA
       Phillips Plastics Corp.     $217 million
       Hudson, WI

       InteSys Technologies, Inc.  $150 million
       Gilbert, AZ

       Hoffer Plastics Corp.       $79 million
       South Elgin, IL

       Advance Dial Co.            $72 million
       Elmhurst, IL

       Evco Plastics               $50 million
       DeForest, WI

 {(1)}  As reported in PLASTICS NEWS, April 17, 2000.

       Arrangements with most independent molding companies are in the form of purchase orders that may be canceled by the customer.
 Competition in the industry is based on piece price, quality, and service.
                                 -3-
 CUSTOMERS

       Our customer list currently includes approximately 8 Fortune 500 companies and approximately 50 other companies.

       In 2000, we received approximately 35% of our manufacturing revenue from our arrangement with Motorola, Inc. to produce plastic parts for six of its divisions which produce consumer communications products.

       We have entered into an agreement with the Paslode Cordless Tool Group of Illinois Tool Works, Inc., to provide injection molded parts through September 30, 2004. Paslode designs and manufactures fasteners and power tools for the residential construction industry. Under this agreement, we have installed approximately $5.0 million of equipment and improvements into the Paslode facility at Green Oaks, Illinois, to produce the parts. We have the use of approximately 29,000 square feet of space at the Paslode facility. Production under this agreement began in October, 1999. Sales under this agreement were approximately $3.15 million for fiscal year 2000. The agreement may be terminated upon 180 days notice by either Paslode or us. If terminated by Paslode, other than for cause, during the initial five-year term, Paslode is required to reimburse us for our capital costs associated with the equipment and other related costs.

       Sales to MGS Group companies represented approximately 6.3% of our revenue in 2000 and 22.6% in 1999. These sales consisted mainly of machine time and related labor.

       During 2000, we derived approximately 18% of our revenues from sales outside of the United States. Information concerning revenues derived from different geographic areas is set forth under Note 12 in the notes to our consolidated financial statements set forth in Item 8.

       Our finished products are shipped to customers by common carrier in most instances.

 BACKLOG AND WORKING CAPITAL

       At September 30, 2000, we had a backlog of orders in the amount of approximately $8,200,000, compared to a backlog of approximately $7,000,000 on September 30, 1999. This increase is attributable to the growth of our business in 2000 as sales revenue increased approximately 348% in 2000 over the 1999 fiscal year.

       Our open order backlog at September 30, 2000 required deliveries at varying dates in fiscal 2001. Approximately 90% of our September 30, 2000 backlog had delivery dates in the first quarter of fiscal 2001. However, as we move closer to the calendar year-end we have seen rapid increases in our backlog. Our backlog at October 31, 2000, and November 30, 2000, was $13.3 and $18.7 million respectively. Because of the length of time between entering an order, shipping the product and recording the sale can vary significantly from order to order, we believe that backlog levels should not be relied upon as an indicator of future sales volume.
                                 -4-
       Our purchase orders often call for the delivery of finished products over an extended period of time. These delivery periods commonly range from one to 12 months. As is customary in our industry, we carry adequate amounts of raw materials inventory to facilitate the manufacture of products for which we have purchase orders in hand. In addition, in order to make the best use of manufacturing efficiencies, we may produce an entire order in one production run and hold finished goods in inventory until the purchase order requires delivery.

 TRADEMARKS AND PATENTS

       Our business is not dependent upon trademark or patent rights. We have access to certain proprietary techniques such as "multi-shot" injection process capability developed by the MGS Mfg. Multi-shot injection molding is an injection process in which different types of plastic resin, typically with different aesthetic and texture qualities, are used to create a single plastic part. Demand for multi-shot injection molding has increased dramatically throughout the industry with applications in everything from toothbrushes to cellular telephones. We are a leader in this emerging market. We believe that this type of technology enhances our productivity and competitiveness.

 RAW MATERIALS

       The principal raw materials we use in the manufacture of plastic parts are pelletized plastic resins. These resins are purchased at open market prices from several manufacturers. The resins used in our manufacturing process are petroleum or natural gas derivatives and their availability and price could be affected by the supply or prices of petroleum. However, we have not experienced shortages in our operating history and do not foresee any material increases in pricing. We believe that should the cost of resins increase substantially, it may have a short-term adverse impact on our operating results, but that we will be able to recover most price increases from our customers in the form of higher prices for our products.

 ENVIRONMENTAL REGULATIONS

       We are subject to various federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste and other waste materials which directly or indirectly affect our operations. Environmental laws and regulations typically impose "strict liability" for some environmental damages. Accordingly, in some situations, we could be liable for clean up costs even if the situation resulted from previous conduct that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with us or events outside of our control. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

       Our plastic products business routinely uses chemicals and solvents, some of which are classified as hazardous substances. Use of these materials is generally limited to the spray application of solvents to clean molds. No special handling of used material is currently required. Plastic resin and scraps may be recycled or sent to landfills. We believe we are
                                 -5-
 currently in material compliance with existing environmental protection laws and regulations. We are not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations.

 EMPLOYEES

       At September 30, 2000, we employed approximately 300 employees, of which 180 are production workers and 120 are office, managerial, engineering and technical employees. Our principal executive officers are also officers and employees of other companies within the MGS Group. None of our employees is represented under a collective bargaining agreement. We consider our relations with our employees to be satisfactory and have not experienced any job actions or labor shortages since our inception. Management, accounting, information systems, and human resource services are provided by MGS group companies.

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

       In addition to specific factors which may be described in connection with any of our forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

 <circle>  The loss of the services of Mr. Sellers and disruption in our relationship with MGS Mfg. Group, Inc., or other affiliated companies.
                                 -6-
 <circle>  The inability to obtain additional financing to
           continue to implement our plans for expanded operations.

 <circle>  Termination of key customer relationships, including those with Motorola, Inc. and ITW Paslode, Cordless Tool Group, a division of Illinois Tool Works, Inc.

 <circle>  The inability to generate sufficient cash flow to service our existing debt.

 <circle>  A material decrease in the business of MGS Mfg. Group,
           Inc., or other affiliated companies.

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

 <circle>  Significant changes to our strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, or the failure to successfully execute major capital projects or other strategic plans.

 <circle>  The inability to successfully integrate an acquisition, particularly, the planned restructuring with our affiliated companies described in this Form 10-K.

 <circle>  Changes in laws or regulations, including those
           designed to protect the environment, which affect us. Any changes required to comply with such laws or regulations may increase our capital expenditures and operating costs.
                                 -7-
 ITEM 2.  PROPERTIES.

       We lease approximately 66,000 square feet in an 88,000 square foot building owned by a member of the MGS Group. This leased space houses our production facilities. The leased space also houses our assembly, engineering, and design functions and provides general office space. We also lease 12,800 square feet of warehouse space in Germantown, Wisconsin. Other members of the MGS Group occupy the remaining 22,000 square feet. The facility is located immediately across the street from the MGS Technical Center, which houses the offices of the MGS Group's companies and some of the design, engineering and operating staff of those companies.

 ITEM 3. LEGAL PROCEEDINGS.

       We are the plaintiff in a lawsuit filed on February 7, 1999, in the District Court of Tarrant County, Texas, which seeks to terminate a lease entered into by us in November, 1999 with respect to a 142,000 square foot building in Fort Worth, Texas. We believe the premises did not meet the requirements of the lease and are seeking a determination by the court that the lease is of no legal effect or, alternatively, has been breached by the landlord. The lease is for a term of seven years ending December 31, 2006 and provides for annual payments of $366,648, $431,880, $518,436 respectively, over the first three years of the term and annual payments of $518,436 over each of the remaining four years of the term. We believe that our legal position is correct and that a court should find in our favor. In addition, the landlord has a duty under Texas law to mitigate its damages and seek another tenant. For these reasons, we do not, as of the date of this report, believe that this dispute will have a material adverse effect on our financial condition or liquidity. Litigation is, by its nature, uncertain and if the lease is held to be enforceable and no other tenant is found for the building it would have a material adverse effect on our financial condition.

       We may, from time to time, become involved in various legal proceedings in the ordinary course of our business. As of the date of filing of this report, we are not engaged in any legal proceedings and are not aware of any other claims which are likely to be asserted against us.

 ITEM 4.SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of stockholders during the fourth quarter of 2000.
                                 -8-
                                  PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

       Our common stock is not listed on a securities exchange or over-the-counter market. There is no established trading market for our common stock. As of December 15, 2000, there were approximately 331 holders of record for our common stock.

       We have not paid a dividend on our common stock since inception. We anticipate that we will retain all of our earnings in the foreseeable future to finance the continued growth and expansion of our businesses. We have no current intention to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, requirements of the financing agreements to which we may be a party, financial condition, and other factors considered relevant by our board of directors.

 ITEM 6.  SELECTED FINANCIAL DATA.

                    PLASTICS MFG. COMPANY AND SUBSIDIARY
                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                                          (In thousands, except per share data)
                                               YEAR ENDED SEPTEMBER 30,
                                           1997        1998        1999        2000
 CONSOLIDATED STATEMENTS
   OF OPERATIONS DATA:
 Sales
   Trade                                $               $ 203      $5,778     $31,305
   Related parties                                        647       1,687       2,115
   Total sales                                            850       7,465      33,420
 Cost of goods sold
   Trade                                                  354       4,575      19,919
   Related parties                                      1,155       3,037       9,954
   Total cost of goods sold                             1,509       7,612      29,873
 Gross profit                                            (659)       (147)      3,547
 Operating expenses
   Trade                                      1            79         623       3,014
   Related parties                            2           203         172         642
   Management fees - related party                         43         373         784
   Lease procurement fees - related party                           1,818           0
   Total operating expenses                   3           325       2,986       4,440
 Income (loss) from operations               (3)         (984)     (3,133)       (893)
 Interest and other income (expense), net     6             -         (17)       (246)
 Income (loss) before income tax expense      3          (984)     (3,150)     (1,139)
 Income tax                                  (1)          403         496         462
 Income (loss) before cumulative effect
   of accounting change                       2          (581)     (2,654)       (677)
 Cumulative effect of accounting
   change, net of tax                                       0         (95)          0
 Net income (loss)                       $    2         $(581)   $ (2,749)     $ (677)
 Per basic share:
 Income (loss) before cumulative
   effect of accounting change           $ 0.00        $(0.24)     $(1.01)     $ (.18)
 Cumulative effect of accounting change                             (0.04)          0
 Net income (loss)                       $ 0.00        $(0.24)     $(1.05)       (.18)

 Shares in computing basic net
    income (loss)                         1,551         2,432       2,614       3,764
   per share

 CONSOLIDATED BALANCE
   SHEET DATA:
 Cash                                   $ 1,222         $  10      $  246     $    48
 Total current assets                     1,222           147       4,428      10,883
 Total current liabilities                    1           823       4,054      17,288
 Noncurrent liabilities                       0             0           0         211
 Stockholders' equity                        52         1,066       2,841       5,196

 NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

 (1) As of September 30, 1997, we were still a development stage company that had not commenced operations. The proceeds of our first stock offering were held in escrow until September 14, 1997. We then paid legal and accounting invoices related to organizing the company and the first offering. No other transactions took place during the fiscal year ended September 30, 1997.

 (2) All shares outstanding and earnings per share have been retroactively restated to reflect the 3-for-1 stock split on September 30, 1999.
                                 -10-
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

 SALES. We experienced a sales increase in fiscal 2000 of 348% over fiscal 1999 which was a 778% increase over fiscal 1998. No comparison of 1999 to 1998 is presented because of the limited nature of our operations in 1998. The continued rapid increases are primarily attributable to improved plant efficiency, increased customer demand and addition of new customers. The majority of our sales increases are the results of increased volume rather than increases in per unit sales prices. During the third quarter of fiscal 2000 our backlog of unfilled orders, believed to be firm, decreased from $15.57 million at June 30, 2000 to $8.2 million at September 30, 2000. The decrease is due the reluctance of our customers to release new orders for the coming calendar year. As a result over 90% of our backlog at September 30, 2000 had delivery dates prior to December 31, 2000. However, as we move closer to the calendar year-end we have seen rapid increases in backlog. Our backlog at October 31, 2000, and November 30, 2000, was $13.3 and $18.7 million, respectively.

 We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution.

 COST OF GOODS SOLD. In keeping with our exponential increase in sales, cost of sales increased 292% from fiscal 1999 to fiscal 2000. For the twelve months ended September 30, 2000 cost of goods sold was $29,873,000 as compared to $7,612,000 for the period ended September 30, 1999. However, when expressed as a percentage of sales, cost of goods sold decreased from 102% in fiscal 1999 to 89% in fiscal 2000. This decrease allowed us to recognize a gross profit of $3,547,000 for the twelve months ended September 30, 2000 as compared to a loss of $147,000 for the twelve months ended September 30, 1999. Materials as a percentage of molding sales increased from 23% in fiscal 1999 to 32% in fiscal 2000. The increase in material costs is due to product mix
 and increased business in assembly and value-added services.   Direct
 labor costs continued to increase in order for us to meet current and future sales growth. Comparing labor costs from fiscal 1999 to fiscal 2000 shows a significant decrease in labor as a percent of sales from 38% to 28%. During the same period fixed overhead decreased from 45% to 24% of sales. These increased efficiencies are due to greater utilization of equipment, facilities, and labor. During fiscal 2000 we received credits of approximately $1,506,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. Similar credits of approximately $244,500 relating to purchase orders for tooling were received during fiscal 1999.
                                 -11-
 SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 2000 were $4,440,000 compared to $1,169,000 for fiscal 1999. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. During the third quarter we reached an agreement to terminate our existing management agreements. The agreements called for us to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $784,000 and $373,000 for the twelve months ended September 30, 2000 and 1999. Had the management agreements been in place the entire year the management fee would have been $1,671,000 in fiscal 2000.

 INTEREST EXPENSE. For the twelve months ended September 30, 2000 interest expense totaled $265,000 compared with $22,000 for the twelve months of fiscal 1999. Interest expense arises from borrowings on our line of credit. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

 INCOME TAX EXPENSE. Income tax benefits of $462,000 for 2000 and $497,000 for 1999 were recorded. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss at the end of the above stated periods.

 LIQUIDITY AND CAPITAL RESOURCES

 We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. During 2000, we received $297,000 in additional capital from the sale of stock. In April, 2000 we obtained an increase in our line of credit from $3 million to $5 million from M&I Northern Bank. In order to meet our growing needs we received additional increases in our line of credit during October and November to $6 and $7 million respectively.

 Net cash used by operating activities totaled $2,051,000 for fiscal 2000 and $2,086,000 for fiscal 1999. Cash used in operating activities for fiscal 2000 and 1999 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth.

 Net cash used in investing activities totaled $2,343,000 in fiscal 1999 and $2,191,000 in fiscal 2000. Cash used in investing activities for each period resulted from the acquisition of leasehold improvements and manufacturing equipment.

 Net cash provided by financing activities totaled $4,666,000 for fiscal 1999 and $4,043,000 for fiscal 2000. Cash provided by financing activities for each period resulted primarily from draws on our bank line of credit and sale of company stock.
                                 -12-
 As of September 30, 2000, we had $800,000 available in additional borrowings under our line of credit. Our fiscal 2001 business plan requires $7 million of additional capital in fiscal 2001 for machinery and equipment ($5 million) and working capital ($2 million). We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund our expected growth in current business operations and related working capital and capital expenditure requirements for our current operations for 2001 fiscal year. As noted in Item 1 of this report, our plans to acquire a Texas facility have been postponed indefinitely.

 Our forecast of the period of time through which our financial resources will be adequate is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from our forecasts as a result of a number of factors including our plans to expand our operations and the expansion of our value added and assembly operations as part of our total manufacturing solution. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to scale down our expansion plans significantly.
                                 -13-
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       We do not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk.
 We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars. Foreign sales for fiscal year 2000 were approximately 17% of total sales.
                                 -14-
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Stockholder
 Plastics Mfg. Company and Subsidiary
 Germantown, Wisconsin


 We have audited the consolidated balance sheets of Plastic Mfg. Company and Subsidiary as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Plastics Mfg. Company and Subsidiary as of September 30, 1999, and 1998, were audited by other auditors whose report dated October 28, 1999, expressed an unqualified opinion on those statements.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastics Mfg. Company and Subsidiary as of September 30, 2000 and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


 WIPFLI ULLRICH BERTELSON LLP
 Wipfli Ullrich Bertelson LLP


 November 22, 2000
 Milwaukee, Wisconsin

 PLASTICS MFG. COMPANY
 CONSOLIDATED BALANCE SHEETS
                                                    September 30
                                                 2000         1999
 ASSETS
 Current assets:
  Cash and cash equivalents                      $47,761   $245,813
    Accounts receivable:
    Trade - less allowance for doubtful
       accounts of $40,000 in 2000             5,934,223  2,167,918
    Related parties                            1,611,935    739,603
    Progress receivables                          31,072    111,745
  Inventories                                  3,199,728  1,073,435
  Prepaid expenses                                58,417     89,897

  Total current assets                        10,883,136  4,428,411

 Plant and equipment:
  Leasehold improvements                       1,519,536    549,521
  Machinery and equipment                      1,899,517    697,406
  Production molds                               259,742    100,000
  Vehicle                                          3,655      3,655
  Furniture and office equipment                 235,175     20,405

  Totals                                       3,917,625  1,370,987
  Less accumulated depreciation                  379,772    134,756

  Net depreciated value                        3,537,853  1,236,231
  Machinery in progress                        4,430,286          0

  Total plant and equipment                    7,968,139  1,236,231

 Other assets:
  Deposits                                     2,413,562  2,189,039
  Deferred income taxes                        1,429,900    992,200
    Total other assets                         3,843,462  3,181,239

 TOTAL ASSETS                                $22,694,737 $8,845,881

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 PLASTICS MFG. COMPANY
 CONSOLIDATED BALANCE SHEETS (Continued)
 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30
                                                2000         1999
 Current liabilities:
  Current maturities:
    Obligations under capital leases            $60,528          $0
  Notes payable - bank                        4,200,000     425,000
  Accounts payable:
    Trade                                     8,283,928   1,359,174
    Related parties                           2,776,856   1,600,087
  Accrued and other liabilities:
    Payroll, bonuses, and vacation              331,380     203,711
    Other                                            25           0
    Customer deposits                         1,635,138     441,439
  Deferred income taxes                               0      24,600

       Total current liabilities             17,287,855   4,054,011

 Long-term liabilities
  Obligations under capital leases              210,554           0

 Common stock subject to rescission                   0   1,951,360

 Stockholders' equity:
  Common stock - no par value 15,000,000
  shares authorized, 3,791,912 shares issued
  and outstanding shares in 2000; and
  3,027,510 shares issued and outstanding
  in 1999.                                    9,200,789   6,952,040
  Stock subscriptions receivable                      0    (784,228)
  Accumulated deficit                        (4,004,461) (3,327,302)

    Total stockholders' equity                5,196,328   2,840,510

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $22,694,737 $8,845,881

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 PLASTICS MFG. COMPANY
 CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended September 30, 2000, 1999 and 1998

                                             2000         1999         1998
 Sales:
  Molding                               $23,246,344    $4,561,615     $ 72,171
  Tooling                                 8,058,721     1,217,037      131,200
  Related parties                         2,115,051     1,686,730      646,693
  Total sales                            33,420,116     7,465,382      850,064
 Cost of sales:
  Molding and tooling                    19,919,459     4,575,334      354,126
  Related parties                         9,953,889     3,036,764    1,154,722
  Total cost of sales                    29,873,348     7,612,098    1,508,848
 Gross profit (loss) on sales             3,546,768      (146,716)    (658,784)

 Operating expenses:
  Administrative and general expenses     3,014,012        622,963      78,981
  Related parties                           641,847        172,441     203,392
  Management fee - related party            784,228        373,269      42,503
  Lease procurement fee - related party           0      1,817,600           0
  Total operating expense                 4,440,087      2,986,273     324,876
 Loss from operations                      (893,319)    (3,132,989)   (983,660)

 Other income (deductions):
  Interest income                               116          5,006           0
  Interest expense                         (265,255)       (21,872)          0
  Gain on sale of assets                     18,999              0           0

 Loss before credit for income taxes
  and cumulative effect of
  accounting change                      (1,139,459)    (3,149,855)   (983,660)

 Credit for income taxes                   (462,300)      (496,710)   (402,708)

 Net loss before cumulative effect
   of accounting change                    (677,159)    (2,653,145)   (580,952)

 Cumulative effect of accounting
   change, net of $68,000
    deferred tax benefit                          0        (95,614)          0

 Net loss                                 ($677,159)   ($2,748,759)  ($580,952)

 PLASTICS MFG. COMPANY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
 Years Ended September 30, 2000, 1999 and 1998

                                               2000     1999      1998
 Per basic share:
  Loss before accounting change              ($0.18)   ($1.01)    ($0.24)
  Cumulative effect of accounting change       0.00     (0.04)      0.00

  Net loss per share                         ($0.18)   ($1.05)    ($0.24)

 Weighted average shares in computing
  basic net loss per share (in thousands)     3,764     2,614      2,432


























              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 PLASTICS MFG. COMPANY
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 Years Ended September 30, 2000, 1999, and 1998
                                                          COMMON STOCK
                                                           Number of                  Stock      Accumulated
                                                             SHARES     AMOUNT   SUBSCRIPTIONS     DEFICIT
 Balance, September 30, 1997                                500,000  $1,250,000   $1,200,000   $    2,409
 Common stock sales                                         319,000   1,595,000
 Net loss                                                              (580,952)

 Balance, September 30, 1998                                819,000   2,845,000   1,200,000      (578,543)
 Common stock sales                                         431,000   6,058,400           0             0
 Stock split                                              2,500,000           0           0             0
 Common stock subject to rescission                        (722,490) (1,951,360)          0             0
 Management fee applied                                           0           0    (415,772)            0
 Net loss                                                         0           0           0    (2,748,759)

 Balance, September 30, 1999                              3,027,510   6,952,040     784,228    (3,327,302)

 Common stock sales, net of issue costs                      41,912     297,389           0             0
 Common stock released from rescission offer                722,490   1,951,360           0             0
 Management fee applied                                           0           0    (784,228)            0
 Net loss                                                         0           0           0      (677,159)

 Balance, September 30, 2000                              3,791,912  $9,200,789   $       0   ($4,004,461)















              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 PLASTICS MFG. COMPANY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended September 30, 2000, 1999, and 1998

                                                           2000         1999           1998
 Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
    Net loss                                            ($677,159)   ($2,748,759)    ($580,952)
    Cumulative effect of accounting change                      0         95,614             0

  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Provision for depreciation and amortization           245,015         94,080        46,676
    Lease procurement fee                                       0      1,817,600             0
    Management fees applied to stock subscription         784,228        415,772             0
    Income taxes                                                0              0          (668)
    Provision for deferred income tax credit             (462,300)      (496,760)     (402,040)
    Provision for bad debts                                40,000              0             0
    Changes in operating assets and liabilities:
       Accounts receivable                             (4,678,637)    (2,877,380)      (30,141)
       Progress receivable                                 80,673       (111,745)            0
       Inventories                                     (2,126,293)    (1,001,233)      (72,202)
       Prepaid expenses and other assets                   31,480        (55,319)      (34,578)
       Accounts payable                                 3,390,791      2,143,954       815,307
       Accrued and other liabilities                      127,694        196,314         7,397
       Customer deposit                                 1,193,699        441,439             0

       Total adjustments                               (1,373,650)       566,722       329,751

  Net cash used in operating activities                (2,050,809)    (2,086,423)     (251,201)

  Cash flows from investing activities:
    Deposits on leases                                   (224,523)    (1,899,189)     (289,850)
    Purchase of equipment                              (1,966,136)      (443,996)     (676,991)
    Payment of organization expense-trade                       0              0        (9,370)
    Payment of organization expense-related party               0              0       (64,994)
  Net cash used in investing activities                (2,190,659)    (2,343,185)   (1,041,205)

 PLASTICS MFG. COMPANY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 Years Ended September 30, 2000, 1999, and 1998

                                                 2000             1999      1998
  Cash flows from financing activities:
    Payments on capital lease obligation         (28,973)           0          0
    Draws on note payable - bank               3,775,000      425,000          0
    Proceeds from issuance of common stock       502,944    4,240,800     80,000
     Cash paid for stock issuance costs         (205,555)           0          0

    Net cash provided by financing activities  4,043,416    4,665,800     80,000

 Net increase (decrease) in cash and cash
   equivalents                                  (198,052)     236,192 (1,212,406)
 Cash and cash equivalents at beginning          245,813        9,621  1,222,027

 Cash and cash equivalents at end              $  47,761     $245,813 $    9,621























              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPAL BUSINESS ACTIVITY

 Plastics Mfg. Company (PMC) is a holding company, which owns 100% of the stock of TecStar Mfg. Company (collectively referred to as the Company). The Company was in the development stage through March 31, 1999. Manufacturing operations commenced in November, 1997 with sales being made primarily to related companies.

 The Company produces high quality injection molded plastic parts for various original equipment manufacturers located throughout the world. The Company also recognizes revenues from the sale of high quality molds, the manufacture of which is currently subcontracted, primarily to affiliates. The majority of these molds are intended for parts produced at its facility in Germantown, Wisconsin.

 PRINCIPLES OF CONSOLIDATION

 The accompanying financial statements include the accounts of the Company after elimination of significant intercompany accounts and transactions.

 USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

 The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

 CASH EQUIVALENTS

 The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

 As of September 30, 2000, the Company had deposits at one bank totaling approximately $290,000. These deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

 INVENTORIES

 Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market.
                                 -23-

 Inventories consist of the following:
                                                   2000      1999
          At current cost:
             Perishable tools                $    47,551 $   14,772
             Raw materials                     1,717,544    459,825
             Work in process                     272,059    176,630
             Finished products                 1,162,574    422,208

          Total                               $3,199,728 $1,073,435

 PLANT, EQUIPMENT, AND DEPRECIATION

 Plant and equipment are valued at cost and includes equipment under leases which have been capitalized. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of plant and equipment are reflected in income. Depreciation and amortization is computed on the straight-line and accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets or the terms of the lease, whichever is required.

 INCOME TAXES

 Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences are expected to reverse. Deferred tax expense is the result of changes in the deferred tax asset and liability.

 REVENUE RECOGNITION

 The Company recognizes revenue from molding upon shipment of the parts. Progress billings for tooling sales are recognized on the specific job orders based upon hours incurred using the applicable billing rate for shop or design work, which approximates the percentage of completion method of income recognition.

 NOTE 2   NOTE PAYABLE - BANK

 As of September 30, 2000, the Company had a bank line of credit of $5,000,000 (increased to $6,000,000 in October 2000 and to $7,000,000 in November 2000) which is available through February 2001. The loan agreement is secured by basically all assets. Borrowings are based on accounts receivable and inventory levels. The loan contains covenants pertaining to maintaining minimum working capital and tangible net worth levels.
                                 -24-
 At September 30, 2000 and 1999, $4,200,000 and $425,000, respectively, were borrowed against the line of credit. The interest rate is 8.92% (adjusted interbank rate plus 2.25%) at September 30, 2000.

 NOTE 3   CAPITAL LEASES

 During 2000, the Company leased various items of equipment which qualify as capital leases. The leases require monthly payments ranging from $352 to $5,127 and expire during the next five years.

 Machinery and equipment includes the following amounts for leases that have been capitalized:

                                                         2000
          Equipment                                    $300,055
          Accumulated amortization                      (18,740)

          Net amortized value                          $281,315

     Lease amortization is included in depreciation expense.

                                 -25-

 Future minimum payments, by year and in the aggregate, under the capital leases consist of the following:

                                          CAPITAL LEASES
          2001                                           $87,374
          2002                                            87,374
          2003                                            87,374
          2004                                            66,729
          2005                                             8,414

          Total minimum lease payments                   337,265
          Amount representing interest                    66,183

          Present value of net minimum lease payments    271,082
          Less - current maturities                       60,528

          Long-term obligations under capital lease     $210,554

 NOTE 4   OPERATING LEASES

 OPERATING LEASE COMMITMENTS

 The Company leases equipment from Moldmakers Leasing & Investments Limited Partnership, LLP (Moldmakers Leasing) and from PCI Consulting and Leasing, Inc. (PCI), both of whom are related parties through common control. The lease payments are based on 105% of PCI's and/or Moldmakers Leasing's lease cost. The month-to-month leases are automatically renewable. Rent expenses totaled $2,181,065, $1,566,230, and $603,476 in 2000, 1999, and 1998, respectively. In addition, the Company leases facilities from Moldmakers Leasing on a month-to-month basis under a triple net operating lease. Rent expense totaled $360,000, $305,500, and $174,663 in 2000, 1999, and 1998, respectively.

 PCI and Moldmakers Leasing generally lease the molding equipment from third parties under long-term leases with sixty-month terms. The Company's principal stockholder has personally guaranteed PCI and Moldmakers Leasing's lease obligations.

 During 2000, the Company began leasing equipment from a third party. The equipment lease, which is for five years expiring May 2005, requires monthly payments of $18,636. Rent expense totaled $74,544 during 2000.

 Future minimum payments, by year and in the aggregate, consistent of the following:
          2001                                        $  583,627
          2002                                           583,627
          2003                                           583,627
          2004                                           583,627
          2005                                           509,085
          Thereafter                                     300,000

          Total minimum lease payments                $3,143,593

          Lease deposits outstanding at year-end consist of the following:

                                                   2000      1999
          Facility                           $    60,000 $   60,000
          Equipment                              374,860    229,039
          Equipment orders                     1,900,000  1,900,000
          Other                                   78,702          0

          Total                               $2,413,562 $2,189,039

 NOTE 5   DEFINED CONTRIBUTION PENSION PLAN

 The Company maintains a retirement savings plan for substantially all of their employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Company contributions are discretionary and amounted to $71,066, $13,196 and $50 in 2000, 1999 and 1998, respectively. Employees vest immediately in their contributions and vest in the Company contributions over a seven-year period of service.

 NOTE 6   INCOME TAXES
 The credit for income taxes consists of the following:

                                             2000    1999    1998
          Current credit (expense):
             Federal                         $  0  $     0    $   0
             State                              0      (50)       0
             Benefit of NOL carryback           0        0      668

          Total current                         0      (50)     668

          Deferred tax credit:
             Federal                      375,500  377,100  333,398
             State                         86,800  119,660   68,642

          Total deferred                  462,300  496,760  402,040

          Total credit for income taxes  $462,300 $496,710 $402,708

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are as follows:

                                                 2000     1999
          Deferred tax assets:
          Operating loss carryforwards       $1,495,400 $ 989,500
          Organization costs                     36,200    50,200
          Vacation accrual                       13,500     5,100

          Total deferred tax assets           1,545,100 1,044,800

          Deferred tax liabilities:
          Depreciation                         (103,000)  (34,200)
          Progress receivables                  (12,200)  (43,000)

          Total deferred tax liabilities       (115,200)  (77,200)

          Net deferred tax assets            $1,429,900 $ 967,600

 The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax income before extraordinary item as a result of the following differences:

                                                   2000     1999     1998
          Statutory federal income tax rates      (34.0)%  (34.0)%  (34.0)%
          Increase (decrease) in rates resulting
             from:
             Nondeductible items                    1.2     19.6      0.0
             State income taxes - less federal
             benefit                               (5.2)    (2.3)    (7.0)
             Other                                 (2.5)     0.9      0.1

          Effective tax rates                     (40.5)%  (15.8)%  (40.9)%

 For income tax purposes, federal and Wisconsin net operating loss carryforwards of $3,813,172 exist as of September 30, 2000 which begin to expire on September 30, 2018.

 NOTE 7   STOCK OPTIONS

 During 2000, the Company granted stock options totaling 5 million shares to its President Mark G. Sellers or entities that he controls. The option price is set at $10 per share with an expiration date of September 30, 2001. The fair value of the options granted is estimated on the grant date using an option-pricing model which considers the expected dividends, risk free interest rate, and lives of the options. The option price approximates the fair value of the options on the grant date.
                                 -29-

 A summary of the status of the Company's outstanding stock options as of September 30, 2000 and the changes during the year ended September 30, 2000 is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
          FIXED OPTIONS:                                 SHARES       PRICE
          Options outstanding at September 30, 1999           0        $  0

          Granted during 2000                         5,000,000          10

          Options outstanding at September 30, 2000   5,000,000         $10

          Options exercisable at September 30, 2000   5,000,000

          Weighted average fair-value of options
          granted during the year                    $        0

 The fair value of the options granted during the year had a grant date fair value of $0. This amount was determined pursuant to a modified Black-Scholes option pricing model using assumptions of a) an option term of two years, b) a risk-free interest rate of 5.62%, c) no dividends per share, and d) no volatility.

 No compensation cost has been recognized for the stock option plan.

 The effect of the stock options on earnings per share is antidilutive because of the Company's loss from operations in 2000. Therefore diluted earnings per share has not been presented.
                                 -30-

 NOTE 8   SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION

                                                       2000        1999     1998
     Cash paid during the year for:
          Interest                                   $265,255     $21,875   $   0
          Income taxes                             $        0    $     25   $   0

     Non-cash investing and financing activities:

          Acquisition of machinery and equipment
          through capital lease                      $300,055          $0      $0

          Acquisition of machinery and equipment
          through increase in accounts payable     $4,710,732          $0      $0

          Transfer of stock subject to recision to
          (from) Stockholder's deficit             $1,951,360 ($1,951,360)     $0

          Management fee applied to
          stock subscriptions                        $784,228    $415,772      $0

 NOTE 9   RELATED PARTY TRANSACTIONS

 During the periods presented, the Company transacted business with certain other companies, which are related by common control. These companies are collectively referred to as the MGS Group. The activity consisted primarily of buying and selling services between the parties, whose services complement one another. Also included is the purchase of services from one company that performs human resources, marketing, finance, and other administrative duties for all of the related companies. Mark G. Sellers, who beneficially owns approximately 60% of the Company's issued and outstanding common stock, also controls a majority of the equity interests of each of the MGS Group. Scott W. Scampini, Executive Vice President of the Company, owns between 10.5% and 25% of the equity interests of these related companies. These transactions are summarized as follows:

 NOTE 9   RELATED PARTY TRANSACTIONS (Continued)

          ADMINISTRATIVE, DESIGN, AND COMPUTER
                          SERVICES             2000       1999     1998
          MGS Enterprises                    $529,898   $156,961  $41,618
          Cadd Plus                            56,055      6,800      445
          O & S Design, Inc.                  218,323     84,985   15,769

          Total                              $804,276   $248,746  $57,832

          MACHINE TIME SALES                  2000       1999      1998

          Statistical Plastics Corporation $2,271,882 $1,304,030 $646,693

          LEASING ACTIVITY                    2000       1999     1998

          Moldmakers Leasing:
             Equipment lease                 $103,040   $116,430 $122,857
             Facility lease                   193,520    305,500  174,663
             Lease procurement                      0  1,817,600        0
          PCI Consulting:
             Equipment lease                2,078,025  1,449,800  480,618

          Total                            $2,374,585 $3,689,330 $778,138

          QUALITY OPERATIONS AND CONSULTING   2000       1999      1998

          Statistical Plastic Corporation    $170,584   $139,050 $397,272
          MGS Enterprises                      96,495     20,300      455

          Total                              $267,079   $159,350 $397,727

          TOOLING PURCHASE                     2000      1999     1998

          Moldmakers, Inc.                 $3,817,966   $590,133  $69,091
          Moldmakers Die Cast Tooling Div.     23,150          0        0
          Prototype Mold and Design           (54,875)    74,000   33,950
          O & S Design, Inc.                   22,850          0        0
          Statistic Plastics Corporation       19,290          0        0

          Total                            $3,828,381   $664,133 $103,041

 NOTE 9   RELATED PARTY TRANSACTIONS (Continued)

          PROJECT MANAGEMENT                     2000         1999      1998
          O & S Design                        $   9,116   $     188      $ 0
          Moldmakers, Inc.                      366,794     198,672        0
          Moldmakers Die Casting Division        25,841      19,418        0
          Prototype Mold and Design             129,248     163,167        0

          Total                                $530,999    $381,445      $ 0

          MAINTENANCE, SHIPPING, QUALITY         2000         1999      1998

          MGS Enterprises                     $       0   $  (1,144) $     0
          ProFab                                      0        (113)       0
          Moldmakers, Inc.                      582,142     128,963   10,514
          Moldmakers Die Casting Tooling Div.    70,995      23,725      278
          Prototype Mold and Design             523,088      57,732    3,950
          Redline, Inc.                          10,423       3,218        0

          Total                              $1,186,648   $ 212,381  $14,742

          MOLD SAMPLING                          2000         1999      1998

          Statistical Plastics Corporation   $ 272,427    $  50,958  $10,270

 The Company also reimburses MGS Enterprises for certain shared expenses such as insurance costs, utilities, shop supplies, and other shared costs. In 2000, these costs totaled approximately $2,181,000.

 The Company had entered into management agreements with its three initial stock subscribers under which it would pay them an aggregate management fee equal to 5% of gross sales through December 31, 2001. The Company agreed with those related companies to offset payment of the management fees due them against the stock subscriptions. The amount offset totaled $415,772 in 1999 and $784,228 in 2000. In addition to providing management services, each of the three companies solicits sales on behalf of the Company. On October 1, 1999, the Company agreed to extend the termination of the agreements to December 31, 2006. On May 1, 2000 the Company terminated the management agreements and all modifications to them.
                                 -33-
 Some of the Company's other stockholders also have ownership interests and management functions in the above related entities. The existence of that common control could result in operating results or financial position of the Company significantly different from those that would have been obtained had such control not existed, although management is of the opinion that such control has not had an adverse affect on the Company.

 NOTE 10  CONTINGENCIES

 In the ordinary course of conducting business, the Company occasionally becomes involved in legal proceedings relating to contracts, environmental issues, or other matters. While any proceeding or litigation has an element of uncertainty, management of the Company believes that the outcome of any pending or threatened actions will not have a material adverse effect on the business or financial condition of the Company.

 NOTE 11  LEASE PROCUREMENT FEE

 During fiscal 1999, the Company recorded a charge of $1,817,600 for expenses related to leases procured by a related company on the Company's behalf. This related company purchased common stock from the Company during fiscal 1999. The charge represents the difference between the approximate fair market value of the stock and the price paid by the related company. No similar expense was incurred during fiscal 2000.

 NOTE 12  MAJOR CUSTOMERS

 The Company's customers operate in a number of different industries. As of September 30, 2000, 1999, and 1998, sales to six separate divisions of Motorola, Inc. in each year were approximately $11,595,000, $2,018,000, and $140,000, respectively, sales to the
 Company's group of related parties were approximately $2,115,000, $1,687,000, and $647,000, respectively.

 Sales by geographical location of customers were approximately as follows:

                                          2000    1999     1998
          United States              $27,545,000 $4,495,000 $850,000
          Brazil                       1,325,000          0        0
          China                          925,000  1,370,000        0
          United Kingdom               3,075,000  1,190,000        0
          Other countries                550,000    410,000        0

          Total                      $33,420,000 $7,465,000 $850,000

                                 -34-
 The Company's presently does not require collateral from their customers. To reduce credit risk, the Company performs on going evaluations of its customers' financial condition. As of September 30, 1999, two customers owed approximately 18% and 10% respectively, and a related party owed approximately 13%, of the Company's accounts receivable.

 NOTE 13  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

 In accordance with Statement of Position 98-5 issued by the Accounting Standards Executive Committee, the Company has chosen to charge all start-up costs to operations as of October 1, 1998. As a result, organization costs amounting to $95,614 (after taxes of $68,000) remaining unamortized as of that date were written off. Prior to this change, organization costs were amortized over 5 years.

 NOTE 14  STOCK SUBJECT TO RESCISSION

 The Company sold 722,490 shares of common stock from August 1999 to September 1999 that may not have qualified for exemption from registration under federal and state securities law. A rescission offer was made to repurchase these shares for a 30-day period in fiscal year 2000. The Company had a written agreement with its president and affiliated organizations to purchase shares tendered in the rescission offer. The amounts received for shares subject to the rescission offer totaling $1,951,360 were classified outside of permanent equity in the balance sheet as of September 30, 1999.

 The rescission period ended on April 14, 2000. None of the shares subject to rescission were tendered during the rescission offer.
 Consequently, the Company reclassified the amounts received for those shares into permanent equity.

 NOTE 15  CAPITAL STOCK ACTIVITY

 Three related parties subscribed to the initial 500,000 shares of stock issued. The subscription agreements provide for the payment of $.10 per share upon issuance of the stock with the remaining $2.40 per share payable on December 31, 2001. The subscriptions were paid in full as of September 30, 2000 by applying management fees earned (Note 9) during 2000 and 1999.

 On September 30, 1999, the Companies declared a three-for-one stock split effected in the form of a dividend. The record date was September 30, 1999.

 NOTE 16  ADVERTISING COSTS

 The Company expenses advertising costs as incurred or the first time the advertising takes place. Total advertising costs charged to expense for 2000, 1999, and 1998 were $83,913, $6,037, and $1,043, respectively.
                                 -35-
 NOTE 17  COMMITMENTS

 Subsequent to year end, the Company agreed to acquire the stock of PCI Consulting and Leasing, Inc. for 10,000 shares of Company stock.
                                 -36-

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     A report of the change in our independent accountants and the appointment of new independent accountants was previously reported in Form 8-K dated September 29, 2000. Item 304(b) of Regulation S-K is not applicable.
                                 -37-
                             PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 DIRECTORS

     Our directors are elected annually. The following information is provided with respect to directors:

                            PRINCIPAL OCCUPATION
                            AND OTHER
 NAME AND AGE               DIRECTORSHIPS                                DIRECTOR SINCE
 Mark G. Sellers, 46      Chairman of the Board, CEO                          1996
                          and Treasurer of the Company and TecStar
                          and president, director and/or partner in
                          each other entity in MGS Group; Mr. Sellers
                          founded the MGS Group of companies in 1982

 Scott W. Scampini, 48    Executive Vice President and Secretary of the       1996
 Company and TecStar;     also an officer, director
                          and/or partner of each other entity in the MGS
                          Group; Mr. Scampini was in public accounting
                          prior to joining the MGS Group in 1993 at
                          BDO Siedman, LLP (1984-1993) and Price
                          Waterhouse (1977-1982)

 Jeffrey A. Kolbow, 32    Vice President - Finance of MGS Enterprises,        1999
                          Inc., and an officer and/or director of each
                          other entity in the MGS Group; Mr. Kolbow
                          has served the MGS Group of companies in
                          various capacities since 1995; previously, BDO
                          Siedman, LLP (1990-1995)

 Bruce L. Schneider, 48   Vice President - Finance of the Company and         1999
                          TecStar since July, 1999, and also an officer
                          and/or director of each other entity in the MGS
                          Group; previously, controller, Sterling Tool
                          Mfg. Co. (1994-1996)
                                 -38-
 Rade (Rudi) Petrovic, 52 Vice President - Sales of the Company and           1996
                          TecStar; previously employed by Regina
                          U.S.A., a division of Regina Industria, an
                          Italian manufacturer of conveyor chains
                          (1989-1995); Mr. Petrovic has been employed
                          by the MGS Group since 1995

 EMPLOYEES

 NAME AND AGE                         OFFICE
 Mark G. Sellers, 46<dagger>

 Scott W. Scampini, 48<dagger>

 Bruce L. Schneider, 49<dagger>

 Rade R. Petrovic, 50<dagger>

 Craig R. Hall, 52                 President since August, 2000; Chief Operating
                                   Officer of TecStar since November, 1999;
                                   previously, Vice President of Technology,
                                   Tulip Corporation (January, 1998 - November,
                                   1999); Manager of Molding, Mattel Power
                                   Wheels (February, 1995 - January, 1998).

 John R. Burt, 40                  Director of Engineering and Sales since
                                   October, 1999; previously, Sales and Marketing
                                   Director, Oberg Industries (1998-1999);
                                   Business Unit Manager, Intesys Technologies
                                   (1990-1998).

 <dagger> See "Directors."

                                 -39-

 ITEM 11. EXECUTIVE COMPENSATION.

 COMPENSATION OF DIRECTORS

     Our directors are not compensated for their services as directors.

 EXECUTIVE COMPENSATION

     The table below sets forth the compensation earned by, or awarded or paid by us, to our CEO and to each of our three other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the last fiscal year.

                    SUMMARY COMPENSATION TABLE
                                                                          Long Term Compensation
                                                                                Awards
                                                                                     Securities
                                                                          Restricted Underlying
 Name and Principal                                     Other Annual      Stock      Options/  All Other
 Position                   Year     Salary     Bonus   Compensation($)   Awards(1)   SARs(#)   Compensation
 Mark G. Sellers; CEO of    2000       (2)         (2)       (2)              0      5,000,000      (2)
 the Company                1999       (2)         (2)       (2)              0              0      (2)
 Craig R. Hall; President   2000     $106,900      $0        $0               0              0    $1,800(3)
 John R. Burt;              2000     $127,465      $0        $0               0              0    $1,615(3)
 Director - Engineering
 and Sales
 Rade R. Petrovic; Vice     2000     $104,000      $0        $0               0             0     $1,800(3)
 President - Sales          1999     $105,800      $0        $0               0             0     $1,560(3)

 {(1)} We adopted the Restricted Stock Plan during fiscal year 2000. No grants had been made under the plan at fiscal year-end.
 {(2)}  Mr. Sellers did not receive any salary, bonus, or other
        compensation from us in 2000 or in 1999.   See Item 13, Certain
        Relationships and Related Transactions.
 {(3)}  Amounts contributed to 401(k) plan.

                                 -40-
 OPTION EXERCISES AND HOLDINGS

     The following options were granted in 2000 to executive officers named in the summary compensation table. No options were exercised by any executive officer named in the summary compensation table during our last fiscal year.

             OPTION/SAR GRANTS IN LAST FISCAL YEAR {(1)}
                                                                                  Potential Realizable
                     Number of         % of total                                Value at Assumed Annual
                     Securities        Options/SARs                              Rates of Stock Price
                     Underlying        Granted to     Exercise or                  Appreciation for
                    Options/SARs       Employees In   Base Price  Expiration         Option Term
 Name                Granted(#)        Fiscal Year    ($/Sh)      Date          5%(2)        10%($)
 Mark G. Sellers     5,000,000{(1)}      100%          $10.00     9/30/01      $0{(2)}      $0{(2)}

 {(1)} The options indicated in the table were granted on October 1, 1999 to Mr. Sellers (1,750,000 shares), two trusts for which he serves as trustee (1,250,000 shares), and two of the MGS Group companies, Moldmakers Investments (1,000,000 shares) and Moldmakers, Inc. (1,000,000 shares). Each of the options is immediately exercisable, in whole or in part, at an exercise price of $10.00 per share.
 {(2)} There is no established market for the stock. Assumes fair market value per share of $6.00 on date of grant.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information with respect to beneficial ownership of our common stock as of December 15, 2000, by

     <circle>each director;
     <circle>each holder of more than 5% of our common stock;
     <circle>each of the officers listed in the Summary Compensation
             Table; and
     <circle>all current directors and executive officers as a group.

     Except as indicated in the footnotes to this table, the individuals named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                          Number of Shares        Percentage
      NAME                               BENEFICIALLY OWNED        OF CLASS
 Statistical Plastics Corporation<dagger>      705,000              18.59%
 MGS Mfg. Group, Inc.                        2,015,950 {(1)}        42.07%
 Moldmakers Leasing & Investments<dagger>    1,517,560 {(1)}        31.67%
 Mark G. Sellers                             7,301,510 {(2)}        83.05%
 Scott W. Scampini                              70,800               1.87%
 Jeffrey A. Kolbow                               9,000                  *
 Rade R. Petrovic                               39,000               1.02%
 Bruce L. Schneider                             30,600                  *
 Craig R. Hall                                       0                  -
 John R. Burt                                    9,130                  *
 All directors and officers as a group (7)   7,460,040 {(3)}        84.85%

 <dagger>  Member of MGS Group of companies; the mailing address is W188
           N11707 Maple Road, Germantown, WI 53022-8214
 *         Less than 1%
 {(1)} Includes 1,000,000 shares subject to options exercisable within 60 days
 {(2)} Includes (a) 4,238,510 shares beneficially owned by the MGS Group companies (including options exercisable within 60 days) listed in the table and in which Mr. Sellers directly or indirectly holds a majority of the equity interests and over which Mr. Sellers exercises management and voting control as principal executive officer, (b) 1,750,000 shares subject to options which are exercisable within 60 days, and
           (c) 1,250,000 shares which are exercisable within 60 days held by trusts of which Mr. Sellers is trustee.
 {(3)} Includes shares subject to options which are exercisable within 60 days

                                 -42-

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 RELATED PARTY TRANSACTIONS

     We have entered into various transactions with members of the MGS

 Group to provide management and administrative services, equipment, and facilities. We expect that additional transactions of a similar nature will be entered into in the future. None of these agreements is the result of independent, arms-length negotiations and no independent third party has reviewed or approved any of these arrangements. We believe that the services, equipment and/or real estate transactions which have been or which will be entered into with the MGS Group are, or will be, on terms no less favorable than comparable transactions entered into with independent parties. The types of transactions we have entered into with MGS Group companies, and the aggregate dollar amounts attributable to transactions with each company which:

 <circle>aggregated more than $60,000; or

 <circle>aggregated more than 5% of our consolidated gross revenues or
         5% of the MGS Group company's consolidated gross revenues; or

 <circle>represented an indebtedness at the end of our 2000 fiscal year in excess of 5% of our total consolidated assets;

 are set forth below.

     RELATED PARTY PURCHASES

 <circle>Management agreements in effect until May 1, 2000, under which
         MGS group companies and officers provide essential management, sales, and marketing services to us in exchange for an amount equal to 5% of our revenue.

         COMPANY                        AMOUNT EXPENSED{(1)}
         Statistical Plastics Corporation    $470,536
         Moldmakers Management, Inc.         $156,846
         MGS Enterprises, Inc.               $156,846

 {(1)}Amounts due were applied to reduce the outstanding stock subscription receivable.

                                 -43-

 <circle>We subcontract with several of the MGS Group companies for moldmaking, engineering, maintenance, sampling, and other services related to our production orders from customers. Our contracts represent less than 5% of each of such companies' revenues. These contracts and services can be summarized as follows:

          MGS Group                                       Fiscal 2000
          COMPANY             PRODUCTS OR SERVICES           AMOUNT
          Moldmakers,           Tooling                     $3,817,966
          Incorporated          Maint./Shipping/Quality        582,142

          O&S Design            Design                         241,173

          Moldmakers Die Cast   Maint./Shipping/Quality         70,995
          Tooling Division

          Prototype Mold
          & Design              Maint./Shipping/Quality        523,088

          Statistical Plastics  Mold Sampling
          Corporation           Quality/Operators/Consulting   272,427

 <circle>Leases between us and Moldmakers Leasing under which we lease our Germantown, Wisconsin facility. Rent payments to Moldmakers Leasing in fiscal 2000 under these leases were $360,000;

         Subleases for a majority of our production equipment with Moldmakers Leasing and PCI Consulting and Leasing, Inc. Rent payments in fiscal 2000 under these leases were $103,040, paid to Moldmakers Leasing, and $2,078,025, paid to PCI Consulting and Leasing, Inc.;

         We provided 10% of Moldmakers Leasing's revenue and 58% of the revenue of PCI Consulting in fiscal 2000.

 <circle>Agreements between us and MGS Enterprises, Inc. for accounting, sales and marketing services, and human resources services. During fiscal 2000, we paid MGS Enterprises, Inc. $526,898 for accounting, human resource, and other administrative services, and $96,495 for sales and marketing services.

 <circle>Agreements between us and Cadd Plus, Inc. for management information systems and related computer support services. During fiscal 2000, we paid Cadd Plus, Inc. $56,055 for these services;
                                 -44-

     RELATED PARTY SALES

 <circle>Agreements under which Statistical Plastics Corporation purchases machine time and labor to meet their customer orders. Sales to Statistical Plastics represented $2,271,882 or approximately 5% of our revenue in fiscal 2000;

 <circle>Agreements with other MGS Group companies under which we were compensated based upon hourly rates. These contracts resulted in payments to us as follows:

                                                                Fiscal 2000
         MGS GROUP COMPANY               SERVICES                  AMOUNT
         Moldmakers, Incorporated        Project Management       $366,794
         Moldmakers Die Casting Division Project Management         25,841
         Prototype Mold & Design         Project Management/Maint. 129,248

                                 -45-

                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

 (a)  Documents filed as part of this report.

 (1) The following financial statements are filed as part of this report:

 (i)   Consolidated Balance Sheets as of September 30, 2000 and 1999

 (ii) Consolidated Statements of Income for the years ended September 30, 2000, 1999, and 1998

 (iii) Consolidated Statements of Cash Flows for the years ended
       September 30, 2000, 1999, and 1998

 (iv) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999, and 1998

 (v)   Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedules

 Schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.
                                 -46-
 (3)  Exhibits

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION

  3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1 Form of specimen certificate for Registrant's common stock, incorporated by reference to
                        Exhibit 4.1 to Form S-1 (Registration No.
                        333-92019)

  4.2 Loan Agreement between M&I Northern Bank and PMC, as last amended November 7, 2000
 10.01 Mark G. Sellers Stock Option Agreement, incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement, incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
 10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
 10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000
 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000
 10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended and terminated May 1, 2000
 10.09 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to
                        Exhibit 10.09 to Form S-1 (Registration No.
                        333-92019)
 10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
 10.11 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit
                        10.11 to Form S-1 (Registration No. 333-92019)
 10.12 Agreement to Assume Obligations With Respect to Rescission Shares entered into between Registrant, Mark G. Sellers, and certain MGS Group companies, incorporated by reference to
                        Exhibit 10.12 to Amendment No. 1 to Form S-1
                        (Registration No. 333-92019)
                                 -47-
 10.13 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
 10.14 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Regulation No. 333-45830)
 21.1 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Form S-1 (Registration No. 333-92019)
 23.1                   Consent of Wipfli Ullrich Bertelson LLP
 27.1                   Financial Data Schedule (electronic filing only)

     (B)  REPORTS ON FORM 8-K:

          We filed a Current Report on Form 8-K dated September 29, 2000 to report a change in our independent public accountants. See Item 9.
                                 -48-

                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PLASTICS MFG. COMPANY


     December 28, 2000        By:  SCOTT W. SCAMPINI
                                   Scott W. Scampini
                                   Executive Vice President

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on December 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

        SIGNATURE                TITLE

 MARK G. SELLERS         President and Chief Executive Officer
 Mark G. Sellers         and a director (Principal Executive Officer)


 SCOTT W. SCAMPINI       Executive Vice President and Director
 Scott W. Scampini


 BRUCE L. SCHNEIDER      Vice President - Finance and Director
 Bruce L. Schneider      (Principal Financial and Accounting Officer)


 JEFFREY A. KOLBOW       Director
 Jeffrey A. Kolbow


 RADE PETROVIC           Director
 Rade Petrovic

                             EXHIBIT INDEX<dagger>
                                    TO
                                FORM 10-K
                                    OF
                            PLASTICS MFG. COMPANY
                    FOR THE YEAR ENDED SEPTEMBER 30, 2000
                  Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. <section> 232.102(d))



 EXHIBIT 4.2 LOAN AGREEMENT BETWEEN M&I NORTHERN BANK AND PMC, AS LAST AMENDED NOVEMBER 7, 2000
 EXHIBIT 23.1 CONSENT OF WIPFLI ULLRICH BERTELSON LLP
 EXHIBIT 27.1 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY,)



     <dagger>Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 14(a) of Form 10-K to which this Exhibit Index relates.
                                 -50-