Form 10-Q
period 2000-12-31
PLASTICS MFG CO
filed 2001-02-12
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2000

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

                             Yes        No   X

 The number of common shares outstanding at February 8, 2001 was 3,792,812.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, December 31, 2000 (unaudited)
               and September 30, 2000 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months
               Ended December 31, 2000 (unaudited) and
               December 31, 1999 (unaudited)                    2

               Consolidated Statements
               of Cash Flows, Three Months
               Ended December 31, 2000 (unaudited)
               and December 31, 1999 (unaudited)                3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        5

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                    8

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                9

     Item 5.   Other Information                                9

     Item 6.   Exhibits and Reports on Form 8-K                10
                                 (i)
                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               SEPTEMBER 30,           DECEMBER 31,
                                                   2000*                   2000*
 Assets
 Current Assets:
 Cash and cash equivalents                    $     47,761       $   149,474
 Accounts receivable - trade                     5,934,223        10,465,847
 Accounts receivable - related parties           1,611,935           539,927
 Inventory                                       3,199,728         3,417,066
 Other current assets                               89,489            71,016
      TOTAL CURRENT ASSETS                      10,883,136        14,643,330

 Property, plant and equipment, net              7,968,139         7,657,145
 Other assets                                    3,843,462         3,080,259
 TOTAL ASSETS                                 $ 22,694,737       $25,380,734

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
 Current maturities of capital leases         $    60,528        $    -
 Accounts payable - trade                       8,283,928          8,573,447
 Accounts payable - related parties             2,776,856          2,108,480
 Line of credit                                 4,200,000          5,100,000
 Accrued liabilities                              331,405            400,995
 Customer deposits                              1,635,138          2,180,893
      TOTAL CURRENT LIABILITIES                17,287,855         18,363,815

 LONG-TERM LIABILITIES                            210,554            763,142

 TOTAL LIABILITIES                             17,498,409         19,126,957

 SHAREHOLDERS EQUITY
 Common stock                                   9,200,789          9,200,789
 Accumulated deficit                           (4,004,461)        (2,947,012)
      TOTAL SHAREHOLDERS EQUITY                 5,196,328          6,253,777

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $22,694,737        $25,380,734

 *The December 31, 2000 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 2000 is derived from audited financial statements.

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS
                                                ENDED DECEMBER 31,
                                            1999                 2000
                                        (unaudited)          (unaudited)
 Sales
      Molding                           $ 3,891,761        $ 15,261,256
      Tooling                             1,322,304           1,820,533
      Related parties                       427,656             147,763
      Total Sales                         5,641,721          17,229,552
 COST OF GOODS SOLD
      Trade                               2,998,816          12,307,784
      Related parties                     1,703,281           1,480,326
      Total cost of goods sold            4,702,097          13,788,110
      Gross profit                          939,624           3,441,442
 SELLING AND ADMINISTRATIVE EXPENSES
      Trade                                 493,438           1,327,426
      Related parties                       119,128             191,542
      Management fee                        282,086              -
      Total operating expenses              894,652           1,518,968
      Total operating income                 44,972           1,922,474
 OTHER INCOME (EXPENSE)
      Interest expense                      (23,672)           (145,031)
      Miscellaneous income                   -                        5
      Income before income taxes             21,300           1,777,448
 INCOME TAX EXPENSE                           8,100             720,000

 NET INCOME                             $    13,200        $  1,057,448
 Net income per share:
 Basic                                  $      0.00        $       0.28

 Diluted                                $      0.00        $       0.25

 WEIGHTED AVERAGE
 Shares outstanding - basic               3,750,000           3,791,912

 WEIGHTED AVERAGE
 Shares outstanding - diluted             4,250,000           4,291,912

                       PLASTICS MFG. COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                               THREE MONTHS ENDED
                                                   DECEMBER 31,
                                                1999           2000
                                             (unaudited)   (unaudited)
 Net cash used in operating activities      ($1,548,036)  ($1,451,999)

 (Capital Expenditures) returns                (250,444)      118,449

 Borrowings under credit agreements           1,250,620       900,000

 Proceeds from long-term debt                    61,479       492,060

 Stock subscriptions receivable                 282,086           -

 Other investing and financing activities       (40,265)       43,203

 NET INCREASE (DECREASE) IN CASH            ($  244,560)   $  101,713

                                 -3-

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report in Form 10-K for the year ended September 30, 2000 for our accounting policies which are pertinent to these statements.

 Note 2. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 3. Accounts receivable balances include an allowance for doubtful accounts of $200,000 at December 31, 2000, and $40,000 at September 30, 2000.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                      9/30/00           12/31/00
         Perishable tools         $    47,551        $    53,089
         Raw materials              1,717,544          2,052,825
         Materials in progress        272,059            152,472
         Finished goods             1,162,574          1,158,680
         Total                     $3,199,728         $3,417,066

 Note 5. The accumulated depreciation on fixed assets was $572,317 as of December 31, 2000 and $379,772 as of September 30, 2000. The provision for depreciation for the three months ended December 31, 2000 and 1999 was $192,545 and $40,150, respectively.
                                 -4-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

         SALES. We experienced a sales increase of 205% in the first quarter of fiscal 2001 over the first quarter of fiscal 2000. The continued rapid increases are primarily attributable to improved plant efficiency, increased customer demand and addition of new customers. The increase in sales is also attributable to a contract with a major customer to supply parts for cellular phones. This program is a short-term program expected to last through the second quarter of fiscal 2001. During the first quarter of fiscal 2001 our backlog of unfilled orders, believed to be firm, increased from $8.2 million at September 30, 2000 to $18.5 million at December 31, 2000.

     We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution. Tooling sales for the quarter ended December 31, 2000 equaled $1.82 million, which represents a 38% increase over the $1.32 million in tooling sales for the quarter ended December 31, 1999.

     COST OF GOODS SOLD. In keeping with our substantial increase in sales, cost of goods sold increased 193% from the first quarter of
 fiscal 2000 to the first quarter of fiscal 2001.    However, when
 expressed as a percentage of sales, cost of goods sold decreased from 83% in fiscal 2000 to 80% in fiscal 2001. This decrease allowed the Company to recognize a gross profit of $3,441,000 for the three months ended December 31, 2000 as compared to a gross profit of $940,000 for the three months ended December 31, 1999. Materials as a percentage of molding sales increased from 24% in the first quarter of fiscal 2000 to 41% in fiscal 2001. The increase in material costs is due to product mix and increased business in assembly and value-added services.
 Direct labor costs continued to increase in order for us to meet current and future sales growth. Comparing labor costs for the first quarter from fiscal 2000 to fiscal 2001 shows a significant decrease in labor as a percent of sales from 36% to 16%. During the same period fixed overhead decreased from 16% to 15% of sales. These increased efficiencies are due to greater utilization of equipment, facilities, and labor. During the first quarter of fiscal 2001 we received credits of approximately $630,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. Similar credits of approximately $224,000 relating to purchase orders for tooling were received during the first quarter of fiscal 2000.
                                 -5-
     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the first quarter of fiscal 2001 were $1,519,000 compared to $895,000 for the first quarter of fiscal 2000. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. However, even with the additional personnel we were able to lower selling and administrative expenses from 15% of sales to 8% of sales. During the third quarter of fiscal 2000 we reached an agreement to terminate the existing management agreements. The agreements called for the Company to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $282,000 for the first quarter of fiscal 2000. Had the management agreements been in place during the first quarter of fiscal 2001 the management fee would have been $861,000.

     INTEREST EXPENSE. For the three months ended December 31, 2000 interest expense totaled $145,000 compared with $24,000 for the three months December 31, 1999. Interest expense arises from borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was $720,000 for the first three months of fiscal 2001 and $8,100 for the first three months of fiscal 2000. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.


 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of a bank line of credit facility and leases. In order to meet our growing needs we received increases in our line of credit from M&I Northern Bank. Our line of credit increased from $5 million at September 30, 2000 to $6 million in October, 2000 and then to $7 million in November 2000. At December 31, 2000, we had $1.9 million available for additional borrowings under our line of credit.

     Net cash used by operating activities totaled $1,548,000 for the first quarter of fiscal 2000 and $1,452,000 for the first quarter of fiscal 2001. Cash used in operating activities during the first quarter of fiscal 2000 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth. Cash used by operating activities during the first
                                 -6-
 quarter of fiscal 2001 is due primarily to an increase in accounts receivable.

     Net cash used in investing activities totaled $291,000 for the first three months of fiscal 2000 while investing activities provided cash of $162,000 for the first three months of fiscal 2001. Cash used in investing activities for the first quarter of fiscal 2000 resulted from the acquisition of leasehold improvements and manufacturing equipment. Cash provided by investing activities for the first quarter of fiscal 2001 resulted from the return of several assets in progress.

     Net cash provided by financing activities totaled $1,594,000 for the first three months of fiscal 2000 and $1,392,000 for the first three months of fiscal 2001. Cash provided by financing activities for the first quarter of fiscal 2000 resulted primarily from draws on our bank line of credit and sale of company stock. Cash provided by financing activities for the first quarter of fiscal 2001 resulted primarily from draws on our bank line of credit and proceeds from long-term debt.

     We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for 2001 fiscal year. We anticipate the need for $7 million of additional capital to implement our fiscal 2001 business plan. We currently are focusing on existing operations in Wisconsin and Illinois. Expansion plans beyond these operations are in their earliest stages.

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


 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future
                                 -7-
 performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us.
 These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in Item 1 of our Annual Report on Form 10-K for the year ended September, 2000.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2000.
                                 -8-

                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

     We are the plaintiff in a lawsuit filed on February 7, 1999, in the District Court of Tarrant County, Texas, which seeks to terminate a lease entered into by us in November 1999 with respect to a 142,000 square foot building in Fort Worth, Texas. We believe the premises did not meet our requirements and were not as represented by the lessor.
 We are seeking a determination by the court that the lease is of no legal effect or, alternatively, has been breached by the landlord. The lease is for a term of seven years ending December 31, 2006 and provides for annual payments of $366,648, $431,880, $518,436 respectively, over the first three years of the term and annual payments of $518,436 over each of the remaining four years of the term. We believe that our legal position is correct and that a court should find in our favor. In addition, the landlord has, since September 2000, rented the premises and therefore any damages claimed by the lessor will be mitigated. For these reasons, we do not, as of the date of this report, believe that this dispute will have a material adverse effect on our financial condition or liquidity. Litigation is, by its nature, uncertain and if the lease is held to be enforceable and no other tenant is found for the building it would have a material adverse effect on our financial condition.

 ITEM 5.  OTHER INFORMATION

     At the end of the first quarter, we acquired all of the issued and outstanding stock of Statistical Plastics Corporation ("SPC"), a related MGS Group company, in exchange for 705,900 shares of our stock. However, as SPC's major asset was 705,000 shares of our stock, the net consideration was only 900 shares and therefore only an additional 900 shares of our stock is now outstanding. SPC is a plastic injection molder that specializes in sampling new and rebuilt tooling as well as developing processing parameters to produce quality plastic parts.
 This business complements that of our other wholly owned subsidiary, TecStar Mfg. Company, which is a plastic injection molder keyed more toward the engineering, manufacturing and assembly of plastic parts.
                                 -9-
 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)  EXHIBITS

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION

  3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1 Loan Agreement between M&I Northern Bank and PMC, as last amended November 7, 2000, incorporated by reference to
               Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 2000 (Commission File No. 333-92019)
 10.01 Mark G. Sellers Stock Option Agreement, incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement, incorporated by reference to
               Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
 10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
 10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended
                                 -10-
               and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.09 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
 10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
 10.11 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
 10.12 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)

 10.13 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration No. 333-45830)
 21.1 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Form S-1 (Registration No. 333-92019)

     (B)  REPORTS ON FORM 8-K:

          None.
                                 -11-
                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PLASTICS MFG. COMPANY



 February 12, 2001                 SCOTT W. SCAMPINI
                                   Scott W. Scampini
                                   Executive Vice President-Finance

                                   (On behalf of the Registrant and as
                                   Principal Financial Officer)
                                 -12-