Form 10-Q
period 2001-03-31
PLASTICS MFG CO
filed 2001-05-15
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2001

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

                             Yes        No   X

 The number of common shares outstanding at May 8, 2001 was 3,792,812.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, March 31, 2001 (unaudited)
               and September 30, 2000 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months and Six Months
               Ended March 31, 2001 (unaudited) and
               March 31, 2000 (unaudited)                       2

               Consolidated Statements
               of Cash Flows, Six Months
               Ended March 31, 2001 (unaudited)
               and March 31, 2000 (unaudited)                   3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                   10

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 6.   Exhibits and Reports on Form 8-K                11
                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                SEPTEMBER 30,        MARCH  31,
                                                     2000*               2001*
 Assets
 Current Assets:
 Cash and cash equivalents                    $    47,761      $      101,000
 Accounts receivable - trade                    5,934,223           7,731,166
 Accounts receivable - related parties          1,611,935                   0
 Inventory                                      3,199,728           3,277,995
 Other current assets                              89,489             219,482
      TOTAL CURRENT ASSETS                     10,883,136          11,329,643

 Property, plant and equipment, net             7,968,139          21,792,561
 Other assets                                   3,843,462           2,156,931
 TOTAL ASSETS                                 $22,694,737         $35,279,135

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
 Current maturities of capital leases         $    60,528         $ 3,899,370
 Accounts payable - trade                       8,283,928           6,690,238
 Accounts payable - related parties             2,776,856           2,728,197
 Line of credit                                 4,200,000           2,595,000
 Accrued liabilities                              331,405             633,147
 Accrued income taxes                                   0             197,125
 Customer deposits                              1,635,138           1,643,206
      TOTAL CURRENT LIABILITIES                17,287,855          18,386,283

 LONG-TERM LIABILITIES                            210,554           8,678,462

 TOTAL LIABILITIES                             17,498,409          27,064,745

 SHAREHOLDERS EQUITY
 Common stock                                   9,200,789           9,789,888
 Accumulated deficit                           (4,004,461)         (1,575,498)
      TOTAL SHAREHOLDERS EQUITY                 5,196,328           8,214,390

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $22,694,737         $35,279,135

 *The March 31, 2001 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 2000 is derived from audited financial statements.

                              PLASTICS MFG. COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                        THREE MONTHS                   SIX MONTHS
                                        ENDED MARCH 31,              ENDED MARCH 31,
                                       2000        2001            2000          2001
  Sales                              (unaudited)  (unaudited)   (unaudited)     (unaudited)
   Molding                           $ 5,066,482  $15,886,062  $ 8,958,243    $31,147,318
   Tooling                             2,482,145    2,477,313    3,804,449      4,297,846
   Related parties                       407,763      190,158      835,419        337,920
   Total Sales                         7,956,390   18,553,532   13,598,111     35,783,083

 COST OF GOODS SOLD
   Trade                               4,210,077   11,797,589    7,208,894     24,105,372
   Related parties                     2,394,734    2,929,077    4,098,014      4,409,403

   Total cost of goods sold            6,604,811   14,726,666   11,306,908     28,514,776
   Gross profit                        1,351,579    3,826,867    2,291,203      7,268,308
 SELLING AND ADMINISTRATIVE EXPENSES
   Trade                                 641,178    1,201,680    1,134,616      2,529,105
   Related parties                       148,796      157,932      267,924        349,474
   Management fee                        397,820           -       697,906             -
   Total operating expenses            1,187,794    1,359,612    2,082,446      2,878,579
   Total operating income                163,785    2,467,255      208,757      4,389,729
 OTHER INCOME (EXPENSE)
   Interest income                           117          -            117             -
   Interest expense                      (50,610)    (145,169)     (74,282)     (290,200)
   Miscellaneous income                      -            -              -             5
   Income before income tax expense      113,292    2,322,086      134,592     4,099,534
 INCOME TAX EXPENSE                       43,100      908,249       51,200     1,628,249

 NET INCOME                          $    70,192  $ 1,413,837  $    83,392    $2,471,285
 Net income per share:
 Basic                               $       .02  $       .37  $       .02    $      .65

 Diluted                             $       .02  $       .33  $       .02    $      .58

 WEIGHTED AVERAGE
 Shares outstanding - basic            3,750,000    3,792,812    3,750,000     3,792,362

 WEIGHTED AVERAGE
 Shares outstanding - diluted          4,204,546    4,292,812    3,750,000     4,292,362

                       PLASTICS MFG. COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                          SIX MONTHS ENDED MARCH 31,
                                                  2000         2001
                                              (unaudited)   (unaudited)
 Net cash provided by (used in)
   operating activities                      ($2,535,921)  $1,294,656

 Capital Expenditures                           (558,758)  (1,399,908)

 Borrowings (payments) under credit agreements 2,375,000   (1,805,000)

 Proceeds from long-term debt                     57,681    2,060,136

 Proceeds from sale of stock                     679,906        -

 Other investing and financing activities       (187,556)     (96,645)

 NET INCREASE (DECREASE) IN CASH               ($169,648)  $   53,239

                                 -3-
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. In all regards, the financial statements have been presented in accordance with accounting principles generally accepted in the United States. Refer to notes to the financial statements which appear in the Annual Report in Form 10-K for the year ended September 30, 2000 for our accounting policies which are pertinent to these statements.

 Note 2. Certain legal proceedings are described under Part II, Item 1 of this report.

 Note 3. Accounts receivable balances include an allowance for doubtful accounts of $218,000 at March 31, 2001, and $40,000 at September 30, 2000.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                 9/30/00            3/31/01
         Perishable tools    $    47,551        $    73,313
         Raw materials         1,717,544            889,060
         Materials in progress   272,059            671,565
         Finished goods        1,162,574          1,644,057
         Total                $3,199,728         $3,277,995

 Note 5. The accumulated depreciation on fixed assets was $859,833 as of March 31, 2001 and $379,772 as of September 30, 2000. The provision for depreciation for the six months ended March 31, 2001 and 2000 was $480,062 and $84,715, respectively.

 Note 6. In fiscal 2001 we have completed two business acquisitions. On December 31, 2000, we purchased the stock of Statistical Plastics Company ("SPC"). The results of operations for the three months ended March 31, 2001 include the operations of SPC for the full quarter. On March 31, 2001, we purchased the stock of PCI Consulting and Leasing, Inc. ("PCI"). The following table presents the unaudited proforma
                                 -4-
         condensed results of operations for the three months ended March 31, 2001 as if the acquisition of PCI was completed at the beginning of the period and the unaudited proforma condensed results of operations for the six months ended March 31, 2001 as if the acquisitions of SPC and PCI were completed at the beginning of the period:

                              Three months ended Six months ended
                                      MARCH 31,              MARCH 31,
                                 2000         2001       2000          2001
         Net sales             $8,771,924 $19,686,684  $16,460,602  $37,728,085
         Operating profit         423,425   2,681,395      485,914    4,924,868
         Net earnings              86,454   1,382,581      171,588    2,446,248
         Earnings per share:
              Basic            $      .02  $      .35  $       .05  $       .65
              Diluted          $      .02  $      .32  $       .05  $       .57

 The unaudited proforma financial information includes certain assumptions or adjustments, not material in amount, which we believe are necessary to fairly present such information. The proforma information does not purport to represent what our results of operations would actually have been if these transactions had occurred at the beginning of the earliest period presented.
                                 -5-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

     SALES. We experienced a sales increase of 133% in the second quarter of fiscal 2001 over the second quarter of fiscal 2000. Sales for the six months ended March 31, 2001 increased $22.2 million or 163% to $35.8 million. The acquisition of SPC at 12/31/00 accounted for $1.04 million for the three and six months ended March 31, 2001. As a percentage of total sales SPC represented 6% for the second quarter of fiscal 2001 and 3% for the six months ended March 31, 2001. The continued rapid increases are primarily attributable to improved plant efficiency, increased customer demand and addition of new customers. The increase in sales is also attributable to a contract with a major customer to supply parts for a cellular phone. This program is a short-term program expected to significantly decrease after the second quarter of fiscal 2001. During the second quarter of fiscal 2001 our backlog of unfilled orders, believed to be firm, is down slightly from $18.5 million at December 31, 2000 to $17.7 million at March 31, 2001. Of the backlog at March 31, 2001 approximately $1.1 million pertained to the short-term program described above.

     We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution. Tooling sales for the quarter ended March 31, 2001 were $2.5 million, which equals the $2.5 million in tooling sales for the quarter ended March 31, 2000. For the six months ended March 31, 2001 tooling sales were $4.3 million compared with $3.8 million for the six months ended March 31, 2000.

     COST OF GOODS SOLD. In keeping with our significant increase in sales, cost of goods sold increased 123% from the second quarter of fiscal
 2000 to the second quarter of fiscal 2001.   However, when expressed as a
 percentage of sales, cost of goods sold decreased from 83% in fiscal 2000 to 79% in fiscal 2001. This decrease allowed us to recognize a gross profit of $3,827,000 for the second quarter of fiscal 2001 as compared to a gross profit of $1,352,000 for the second quarter of fiscal 2000. For the six months ended March 31, 2001 gross profit was $7,268,000 up from $2,291,000 for the six months ended March 31, 2000. That represents an increase in gross profit from 17% to 20%, as expressed as a percentage of sales. Materials costs as a percentage of molding sales increased from 32% for the second quarter of fiscal 2000 to 37% for the second quarter of fiscal 2001. For the six months ended March 31, 2000 materials content was 27% of sales as compared to 39% for the six months ended March 31, 2001. The increase in materials costs is due to product mix and increased
                                 -6-
 business in assembly and value-added services.   Direct labor costs
 continued to increase in order to meet current and future sales growth. Comparing labor costs for the second quarter of fiscal 2000 to fiscal 2001 shows a significant decrease in labor as a percent of sales from 18% to 13%. When comparing the six months ended March 31, 2000 and 2001 we were able to lower labor costs even more dramatically from 22% of sales to 13% of sales. Fixed overhead remained relatively constant from quarter to quarter with the second quarter of fiscal 2001 equaling 17% of sales and the second quarter of fiscal 2000 equaling 16% of sales. Those numbers are up slightly from the year-to-date numbers of 15% for the six months ended March 31, 2001 and 14% for the six months ended March 31, 2000. The increase is due primarily to higher freight costs and additional quality, maintenance and program management personnel to allow us to keep pace with growing customer demand.

     During the second quarter of fiscal 2000 we received credits of approximately $700,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. No similar credits relating to purchase orders for tooling were received during the second quarter of fiscal 2001.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the second quarter of fiscal 2001 were $1,360,000 compared to $790,000 for the second quarter of fiscal 2000. Expenses for the six months ended March 31, 2001 were $2,879,000 compared to $1,403,000 for the six months ended March 31, 2000. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. However, even with the additional personnel we were able to lower selling and administrative expenses from 9% of sales to 7% of sales over comparable quarters and from 10% to 8% over comparable six-month periods. During the third quarter of fiscal 2000 we reached an agreement to terminate the existing management agreements. The agreements called for us to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services.
 Under those agreements we incurred a management fee of $398,000 for the second quarter of fiscal 2000 and $680,000 for the six months ended March 31, 2000. Had the management agreements been in place during fiscal 2001 the management fee would have been $928,000 for the second quarter and $1,789,000 for the six months ended March 31, 2001.

     INTEREST EXPENSE. For the second quarter of fiscal 2001 interest expense totaled $145,000 compared with $51,000 for the second quarter of 2000. Interest expense for the six months ended March 31, 2001 and 2000 totaled $290,000 and $74,000, respectively. Interest expense arises from
                                 -7-
 borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was $908,000 for the second quarter of fiscal 2001 and $43,100 for the second quarter fiscal 2000. Income tax expense for the six months ended March 31, 2001 and 2000 totaled $1,628,000 and $51,000, respectively. These amounts are calculated as a percentage of pre-tax income at the end of the above stated periods.

     NET INCOME. Net income for the second quarter of fiscal 2001 and fiscal 2000 equaled $1,414,000 and $70,000, respectively. For the six months ended March 31, 2001 net income totaled $2,471,000 for a profit margin of 6.9% compared with net income of $83,000 and .6% for the six months ended March 31, 2000. We were able to greatly increase profitability due to the rapid sales increase and the corresponding increase in utilization of labor and equipment. During the second quarter of fiscal 2001 and the six months ended March 31, 2001, SPC accounted for $42,000 of the net income figures or 1.7% and 3.0% of the total for the three and six month periods.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. We maintain a $7 million line of credit from M&I Northern Bank. The acquisition of SPC brought to PMC an additional line of credit of $500,000 from M&I Northern Bank.

     Net cash used by operating activities totaled $2,536,000 for the six months ended March 31, 2000; cash provided by operating activities totaled $1,295,000 for the six months ended March 31, 2001. Cash used in operating activities during the first six months of fiscal 2000 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth. Cash provided by operating activities during the first six months of fiscal 2001 is due primarily to net income of $2.5 million.

     Net cash used in investing activities totaled $746,000 for the first six months of fiscal 2000 while investing activities provided cash of $1,415,000 for the first six months of fiscal 2001. Cash used in investing activities for the first six months of fiscal 2000 resulted from the acquisition of leasehold improvements and manufacturing equipment.
                                 -8-
 Cash used in investing activities for the first six months of fiscal 2001 resulted from the acquisition of manufacturing equipment.

     Net cash provided by financing activities totaled $3,113,000 for the first six months of fiscal 2000 and $250,000 for the first three months of fiscal 2001. Cash provided by financing activities for the first six months of fiscal 2000 resulted primarily from draws on our bank line of credit and sale of company stock. Cash provided by financing activities for the first six months of fiscal 2001 resulted primarily from proceeds from long-term debt.

     We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for the 2001 fiscal year. We currently are focusing on existing operations in Wisconsin and Illinois. Expansion plans beyond these operations are in their earliest stages.

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

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in Item 1 of our Annual Report on Form 10-K for the year ended September, 2000.
                                 -9-
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2000.

                    PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

     In the second quarter we settled a lawsuit filed by us on February 7, 1999, in the District Court of Tarrant County, Texas, with respect to a lease entered into by us in November, 1998. As part of the settlement, we have agreed to pay rent in the sum of $250,000 and forfeit a lease deposit of $25,000. The costs of this settlement were expensed in the second quarter.

 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

 The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.


 EXHIBIT NUMBER         EXHIBIT DESCRIPTION

    3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
    3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
    4.1 Loan Agreement between M&I Northern Bank and PMC, as last amended November 7, 2000, incorporated by reference to Exhibit
               4.2 to Annual Report on Form 10-K for the year ended September 30, 2000 (Commission File No. 333-92019)
  10.01 Mark G. Sellers Stock Option Agreement, incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
  10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
  10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
  10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement, incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
                                 -11-
  10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
  10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May
               1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
  10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)

  10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
  10.09 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
  10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
  10.11 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
  10.12 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
  10.13 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration No. 333-45830)
   21.1        Subsidiaries of the Registrant, incorporated by reference to
               Exhibit 21.1 to Form S-1 (Registration No. 333-92019)

  (B)  REPORTS ON FORM 8-K:

 A Form 8-K dated March 31, 2001 was filed on April 4, 2001 to report the acquisition of PCI Consulting and Leasing, Inc. ("PCI") pursuant to a share exchange in which PCI became a wholly-owned subsidiary of the company. We filed PCI's audited financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000.
                                 -12-
                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY



 May 15, 2001                 SCOTT W. SCAMPINI

                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                               EXHIBIT INDEX
                                   TO
                                FORM 10-Q
                                    OF
                          PLASTICS MFG. COMPANY
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                Pursuant to Section 102(d) of Regulation S-T
                       (17 C.F.R. Section 232.102(d))

 Exhibits filed as part of this report:

  None
                                 -14-