Form 10-Q/A
period 2000-12-31
PLASTICS MFG CO
filed 2001-06-06
CIK 1099156

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2000

                                OR

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

                Commission file number:  333-92019

                       PLASTICS MFG. COMPANY
        (Exact name of registrant as specified in charter)


                WISCONSIN                      39-1867101
       (State of incorporation)  (I.R.S. Employer Identification Number)

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

                             Yes        No   X

 The number of common shares outstanding at February 8, 2001 was 3,792,812 (excluding shares held by wholly owned subsidiary).

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, December 31, 2000 (unaudited)
               and September 30, 2000 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months
               Ended December 31, 2000 (unaudited) and
               December 31, 1999 (unaudited)                    2

               Consolidated Statements
               of Cash Flows, Three Months
               Ended December 31, 2000 (unaudited)
               and December 31, 1999 (unaudited)                3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                    9

 PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               10

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Reports on Form 8-K                11
                                 (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                SEPTEMBER 30,        DECEMBER 31,
                                                     2000*             2000*
 Assets
 Current Assets:
 Cash and cash equivalents                   $    47,761       $      142,093
 Accounts receivable - trade                   5,934,223           10,776,163
 Accounts receivable - related parties         1,611,935              443,472
 Inventory                                     3,199,728            3,920,140
 Other current assets                             89,489              138,288
      TOTAL CURRENT ASSETS                    10,883,136           15,420,156

 Property, plant and equipment, net             7,968,139           8,349,056
 Other assets                                   3,843,462           3,250,287
 TOTAL ASSETS                                $ 22,694,737      $   27,019,499

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
 Current maturities of capital leases        $     60,528      $      -
 Accounts payable - trade                       8,283,928           8,685,126
 Accounts payable - related parties             2,776,856           2,685,395
 Line of credit                                 4,200,000           5,300,000
 Accrued liabilities                              331,405             438,032
 Customer deposits                              1,635,138           2,500,548
      TOTAL CURRENT LIABILITIES                17,287,855          19,609,101

 LONG-TERM LIABILITIES                            210,554             816,445

 TOTAL LIABILITIES                             17,498,409          20,425,546

 SHAREHOLDERS EQUITY
 Common stock                                   9,200,789           9,540,965
 Accumulated deficit                           (4,004,461)         (2,947,012)
      TOTAL SHAREHOLDERS EQUITY                 5,196,328           6,593,953

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $ 22,694,737      $   27,019,499

 *The December 31, 2000 consolidated balance sheet is unaudited and reflects the acquisition of Statistical Plastics Corporation on December 31, 2000 (See
 Item 5). The consolidated balance sheet at September 30, 2000 is derived from audited financial statements.

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

 Note 3. Accounts receivable balances include an allowance for doubtful accounts of $200,000 at December 31, 2000, and $40,000 at September 30, 2000.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                 9/30/00           12/31/00
         Perishable tools    $    47,551        $    61,886
         Raw materials         1,717,544          2,052,825
         Materials in progress   272,059            646,749
         Finished goods        1,162,574          1,158,680
         Total                $3,199,728         $3,920,140

 Note 5. The accumulated depreciation on fixed assets was $572,317 as of December 31, 2000 and $379,772 as of September 30, 2000. The provision for depreciation for the three months ended December 31, 2000 and 1999 was $192,545 and $40,150, respectively.

 Note 6.  On December 31, 2000, we purchased the stock of Statistical
          Plastics Corporation ("SPC").  The following table presents the
                                 -4-
          unaudited pro forma condensed results of operations for the three months ended December 31, 1999 and 2000 as if the acquisition of SPC was completed at the beginning of the period:

                                    Three months ended
                                        December 31,
                                  1999              2000
         Net sales            $6,558,013        $18,055,041
         Operating profit        144,460          2,046,621
         Net earnings            105,218          1,170,017

         Earnings per share:
              Basic              $   .03            $   .31
              Diluted            $   .02            $   .27

 The unaudited pro forma financial information includes certain assumptions or adjustments, not material in amount, which we believe are necessary to fairly present such information. The pro forma information does not purport to represent what our results of operations would actually have been if these transactions had occurred at the beginning of the earliest period presented.
                                 -5-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     COST OF GOODS SOLD. In keeping with our substantial increase in sales, cost of goods sold increased 193% from the first quarter of fiscal
 2000 to the first quarter of fiscal 2001.    However, when expressed as a
 percentage of sales, cost of goods sold decreased from 83% in fiscal 2000 to 80% in fiscal 2001. This decrease allowed the Company to recognize a gross profit of $3,441,000 for the three months ended December 31, 2000 as compared to a gross profit of $940,000 for the three months ended December 31, 1999. Materials as a percentage of molding sales increased from 24% in the first quarter of fiscal 2000 to 41% in fiscal 2001. The increase in material costs is due to product mix and increased business in assembly and value-added services. Direct labor costs continued to increase in order for us to meet current and future sales growth. Comparing labor costs for the first quarter from fiscal 2000 to fiscal 2001 shows a significant decrease in labor as a percent of sales from 36% to 16%. During the same period fixed overhead decreased from 16% to 15% of sales. These increased efficiencies are due to greater utilization of equipment, facilities, and labor. During the first quarter of fiscal 2001 we received credits of approximately $630,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. Similar credits of approximately $224,000 relating to purchase orders for tooling were received during the first quarter of fiscal 2000.
                                 -6-
     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the first quarter of fiscal 2001 were $1,519,000 compared to $895,000 for the first quarter of fiscal 2000. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. However, even with the additional personnel we were able to lower selling and administrative expenses from 15% of sales to 8% of sales. During the third quarter of fiscal 2000 we reached an agreement to terminate the existing management agreements. The agreements called for the Company to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $282,000 for the first quarter of fiscal 2000. Had the management agreements been in place during the first quarter of fiscal 2001 the management fee would have been $861,000.

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


 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of a bank line of credit facility and leases. In order to meet our growing needs we received increases in our line of credit from M&I Northern Bank. Our line of credit increased from $5 million at September 30, 2000 to $6 million in October, 2000 and then to $7 million in November 2000. The acquisition of Statistical Plastics Corporation ("SPC") brought to PMC an additional line of credit of $500,000 from M&I Northern Bank. At December 31, 2000, we had $2.2 million available for additional borrowings under our lines of credit.

     Net cash used by operating activities totaled $1,548,000 for the first quarter of fiscal 2000 and $1,452,000 for the first quarter of fiscal 2001. Cash used in operating activities during the first quarter of fiscal 2000 resulted primarily from the necessity of funding inventory and
                                 -7-
 accounts receivable growth in excess of our accounts payable growth. Cash used by operating activities during the first quarter of fiscal 2001 is due primarily to an increase in accounts receivable.

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


 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable
                                 -8-
 assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in Item 1 of our Annual Report on Form 10-K for the year ended September, 2000.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2000.
                                 -9-

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

 ITEM 5.  OTHER INFORMATION

     At the end of the first quarter, we acquired all of the issued and outstanding stock of SPC, a related MGS Group company, in exchange for 705,900 shares of our stock. However, as SPC's major asset was 705,000 shares of our stock, the net consideration was only 900 shares and therefore only an additional 900 shares of our stock is now outstanding. SPC is a plastic injection molder that specializes in sampling new and rebuilt tooling as well as developing processing parameters to produce quality plastic parts. This business complements that of our other wholly owned subsidiary, TecStar Mfg. Company, which is a plastic injection molder keyed more toward the engineering, manufacturing and assembly of plastic parts.
                                 -10-
 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)  EXHIBITS

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION

  3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1 Loan Agreement between M&I Northern Bank and PMC, as last amended November 7, 2000, incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 2000 (Commission File No. 333-92019)
 10.01     Mark G. Sellers Stock Option Agreement, incorporated by reference to
           Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement, incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
 10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
 10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.08     Management Agreement Between Registrant and Statistical
           Plastics Corporation dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly
                                 -11-
           Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)

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

                                   PLASTICS MFG. COMPANY



 June 6, 2001                      SCOTT W. SCAMPINI
                                   Scott W. Scampini
                                   Executive Vice President-Finance

                                   (On behalf of the Registrant and as
                                   Principal Financial Officer)
                                 -13-