Form 10-Q/A
period 2000-06-30
PLASTICS MFG CO
filed 2001-08-08
CIK 1099156

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                          Amendment No. 1
                                to
 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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
                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                       PLASTICS MFG. COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                          SEPTEMBER 30,          JUNE 30,
                                               1999*              2000*
 Current assets
     Cash in bank                         $    245,813    $      488,088
     Accounts receivable - trade             2,167,918         6,046,646
     Accounts receivable - related parties     739,603         1,012,623
     Progress receivables                      111,745            42,839
     Prepaid expenses                           89,897           200,530
     Inventory                               1,073,435         3,177,504

 TOTAL CURRENT ASSETS                        4,428,411        10,968,231

 PROPERTY AND EQUIPMENT
     Office equipment                           20,405           215,925
     Leasehold improvements                    549,521           854,098
     Truck                                       3,655             3,655
     Machinery & equipment                     697,406         1,333,397
     Production molds                          100,000           100,000
                                             1,370,987         2,507,075
     Less accumulated depreciation            (134,756)         (268,396)
 NET PROPERTY AND EQUIPMENT                  1,236,231         2,238,679

 OTHER ASSETS
     Deposits                                2,189,039         2,259,396
     Deferred income tax benefit, net          992,200         1,108,277
 TOTAL OTHER ASSETS                          3,181,239         3,367,673

                                           $ 8,845,881    $   16,574,583

 *The June 30, 2000 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 1999 is derived from audited financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                         SEPTEMBER 30,       JUNE 30,
                                             1999*             2000*
 CURRENT LIABILITIES

     Accounts payable - trade          $  1,359,174     $   3,126,136
     Accounts payable - related parties   1,600,087         1,437,235
     Line of credit loan                    425,000         4,400,000
     Accrued payroll                        203,711           265,945
     Customer deposits                      441,439         1,665,630
     Deferred income tax liability, net      24,600            24,625

 TOTAL CURRENT LIABILITIES                4,054,011        10,919,572

 LONG-TERM LIABILITIES                                         53,029

 TOTAL LIABILITIES                        4,054,011        10,972,601

 COMMON STOCK SUBJECT TO RESCISSION       1,951,360                 -

 STOCKHOLDERS' EQUITY

     Common stock, no par value,
         15,000,000 shares authorized     6,952,040         9,103,400
     Stock subscriptions receivable        (784,228)                -
     Accumulated deficit                 (3,327,302)       (3,501,418)

 TOTAL STOCKHOLDERS' EQUITY               2,840,510         5,862,705

                                       $  8,845,881      $ 16,574,583

                            PLASTICS MFG. COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS        FOR THE NINE MONTHS ENDED
                                                      ENDED JUNE 30,               JUNE 30,
                                                 1999          2000        1999           2000
                                                     (unaudited)                (unaudited)
 Sales
      Molding                                $ 1,284,783  $ 7,189,509  $ 2,375,519  $ 16,147,752
      Tooling                                    320,609    2,043,598      715,154     5,848,047
      Related parties                            132,046      589,439      870,158     1,424,858
      Total Sales                              1,737,438    9,822,545    3,960,830    23,420,656
 COST OF GOODS SOLD
      Trade                                    1,065,889    6,097,300    2,141,120    13,306,194
      Related parties                            855,817    2,927,509    2,374,096     7,025,523
      Total cost of goods sold                 1,921,706    9,024,809    4,515,216    20,331,717
      Gross profit (loss)                       (184,267)     797,736     (554,386)    3,088,939
 SELLING AND ADMINISTRATIVE EXPENSES
      Trade                                      158,442      810,536      319,310     1,945,152
      Related parties                             42,071      217,313      142,313       485,237
      Management fee                              86,872      104,321      198,041       784,227
      Total operating expenses                   287,385    1,132,170      659,664     3,214,616
      Total operating income (loss)             (471,653)    (334,434)  (1,214,050)     (125,677)
 OTHER INCOME (EXPENSE)
      Interest income                              1,696            -        3,238           117
      Interest expense                            (5,547)     (90,351)     (11,429)     (164,633)
      Income (loss) before income tax
         expense and accounting change          (475,504)    (424,785)  (1,222,242)     (290,193)
 INCOME TAX EXPENSE                             (174,900)    (169,277)    (449,650)     (116,077)
      Net income (loss) before cumulative
         effect of accounting change            (300,604)    (255,508)    (772,592)     (174,116)
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
      NET OF INCOME TAXES                              -            -      (95,614)            -
 NET INCOME (LOSS)                           $  (300,604)  $ (255,508) $  (868,206) $   (174,116)
 Per basic share:
 Income (loss) before accounting change      $     (0.12)  $    (0.07) $     (0.30) $      (0.05)
 Change in accounting principle                       -             -        (0.04)            -
 Net income (loss)                           $     (0.12)  $    (0.07) $     (0.34) $      (0.05)
 Shares in computing basic net income (loss)
    per share                                  2,563,855    3,765,035    2,496,161     3,755,029

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE NINE MONTHS ENDED
                                                                JUNE 30,
                                                         1999              2000
                                                      (unaudited)      (unaudited)
 Cash Flows from operating activities:
      Net Income (Loss)                              $ (868,206)   $    (174,116)
      Change in Accounting                               95,614
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
            Depreciation                                 68,297          133,640
            Deferred income taxes                      (449,674)        (116,052)
            Accounts receivable - trade                (981,803)      (3,878,728)
            Accounts receivable - related parties      (171,746)        (273,020)
            Progress receivables                        (13,839)          68,903
            Inventory                                  (489,883)      (2,104,069)
            Prepaid expenses                            245,064         (110,633)
            Accounts payable - trade                    428,556        1,766,962
            Accounts payable - related parties        1,269,753         (162,852)
            Accrued payroll                              73,268           62,237
            Customer deposits                           262,877        1,224,191

 CASH USED IN OPERATING ACTIVITIES                     (531,723)      (3,563,536)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment               (217,097)      (1,136,088)
      Deposits on leases                                 (4,527)         (70,357)

 CASH USED IN INVESTING ACTIVITIES                     (221,624)      (1,206,445)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                       150,000       3,975,000
      Proceeds from long term debt                             -          53,029
      Stock subscription receivable                      240,545         784,228
      Proceeds from common stock                         343,800         200,000

 NET CASH PROVIDED BY FINANCING ACTIVITIES               734,345       5,012,257

 NET INCREASE (DECREASE) IN CASH                         (19,002)        242,275
 CASH, beginning of period                                 9,621         245,813
 CASH, end of period                                  $   (9,381) $      488,088

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for: Interest             $   11,429  $      164,633

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

 Note 3. Accounts receivable balances include no allowance for doubtful accounts - all balances are fully collectible.

 Note 4. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                   9/30/99        6/30/00
          Perishable tools      $   14,772    $    43,799
          Raw materials            459,825      1,620,682
          Materials in progress    176,630        658,459
          Finished goods           422,208        854,564
          Total                 $1,073,435    $ 3,177,504

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

     COST OF GOODS SOLD. In keeping with our exponential increase in sales, cost of sales increased 370% from the third quarter of fiscal 1999 to the third quarter of fiscal 2000. For the nine months ended June 30, 2000 cost of goods sold was $20,332,000 as compared to $4,515,000 for the period ended June 30, 1999. However, when expressed as a percentage of sales, cost of goods sold in the third quarter of fiscal 2000 and for the nine months ended June 30, 2000 decreased to 92% and 87% respectively compared to 111% and 114% for comparable periods in fiscal 1999. This decrease allowed the Company to recognize a gross profit of $3,089,000 for the nine months ended June 30, 2000 as compared to a loss of $554,000 for the nine months ended June 30, 1999. Materials as a percentage of molding sales increased between quarters due to product mix and more assembly. Direct labor costs continued to increase in order for the Company to meet current and future sales growth. Comparing labor costs from the second quarter to the third quarter of fiscal 2000 shows a slight increase in labor as a percent of sales from 18% to 20%. Fixed overhead increased from 16% of sales to 18% of sales due primarily to increased health insurance costs. During the third quarter we received credits of approximately $582,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties on a time and materials basis. Similar credits of approximately $85,000 relating to purchase orders for tooling were received during the third quarter of fiscal 1999.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased from $287,000 during the third quarter of fiscal 1999 to $1,132,000 during the third quarter of fiscal 2000. For the nine
                                   -7-
 months ended June 30, 2000 selling and administrative expenses were $3,215,000 as compared to $660,000 for the period ended June 30, 1999. This increase is due to the addition of sales and management personnel in order to implement our expansion plans into new geographic areas. During the third quarter we reached an agreement to terminate the existing management agreements. The agreements called for us to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $104,000 and $784,000 for the three and nine months ended June 30, 2000. Had the management agreements been in place the entire third quarter the management fee would have been $491,000 and $1,171,000 for the three and nine months ended June 30, 2000.

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

     INCOME TAX EXPENSE. Income tax expense was a tax benefit of $175,000 for the third quarter of fiscal 1999 and $169,000 for the third quarter of fiscal 2000. For the first nine months of fiscal 1999 a tax benefit of $450,000 was recorded compared with a benefit of $116,000 for the first nine months of fiscal 2000. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

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

     Net cash provided by financing activities totaled $734,000 for the first nine months of fiscal 1999 and $5.0 million for the first nine months of fiscal 2000. Cash provided by financing activities for each period resulted primarily from draws on our bank line of credit.
     We believe that current cash balances and available term debt and lease financing will be sufficient to fund our expected growth and related working capital and capital expenditure requirements for the balance of the 2000 fiscal year. We originally anticipated the need for $7 million of additional capital to implement our fiscal 2001 business plan of which $5 million would be required during the fourth quarter of fiscal 2000. We have delayed the expansion plan because of our desire to focus on current operations and delays in raising the necessary capital. The fiscal 2001 business plan still requires the $7 million of additional capital to be put into place. We plan to resume the expansion between the second and third quarters of fiscal 2001. However the start date is dependent upon our ability to raise the necessary capital. We currently anticipate raising the additional capital through the issuance of additional equity securities.

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

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the Company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking
                                   -9-
 statements in this report include, among others general economic and business conditions, the availability of adequate financing, changes in the prices of raw materials, competitive pricing in the markets served by the company as a result of economic conditions or overcapacity in the industry, loss of key customer relationships, and manufacturing problems at company facilities. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Statements" in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

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

  (A)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

     The following exhibits have been filed with the Securities and

 Exchange Commission. Exhibits filed as part of this report and listed below are set forth on the Exhibit Index which follows the signature page.

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION
      3.1 Registrant's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
      3.2 Registrant's By-laws, as amended November 29, 1999 (incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
      4.1 Form of specimen certificate for Registrant's common stock (incorporated by reference to Exhibit 4.1 to Form S-1 (Registration No. 333-92019)
      4.2 Loan Agreement between M&I Northern Bank and PMC, as amended January 18, 2000 (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to Form S-1 (Registration No. 333-92019)
    10.01 Mark G. Sellers Stock Option Agreement (incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
    10.02 MGS Childrens' Trust Stock Option Agreement (incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
    10.03 Moose Lake Trust Stock Option Agreement (incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
    10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement (incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
    10.05 Moldmakers, Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
    10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000
    10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000
    10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended and terminated May 1, 2000
    10.09      Master Equipment Lease between Registrant and Moldmakers
               Leasing & Investments Limited Partnership, LLP (incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
                                   -12-
    10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
    10.11 ITW Paslode, Cordless Tool Group Supply Agreement (incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
    10.12 Agreement to Assume Obligations With Respect to Rescission Shares entered into between Registrant, Mark G. Sellers, and certain MGS Group companies (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Form S-1 (Registration
               No. 333-92019)

    10.13 Lease on Germantown, Wisconsin, Facility (incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
     21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form S-1 (Registration No. 333-92019)
     27.1 Financial Data Schedule (electronic filing only, quarters ended June 30, 1999 and 2000)

  (B)  REPORTS ON FORM 8-K:

     None.
                                   -13-

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY



 August 8, 2001               SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                               Principal Financial Officer)
                                   -14-

                          EXHIBIT INDEX (dagger)
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
           Pursuant to Section 102(d) of Regulation S-T
                     (17 C.F.R. Section 232.102(d))



 EXHIBITS FILED AS PART OF THIS REPORT:

 Exhibit 27.1 Financial Data Schedule (electronic filing only, period ended June 30, 1999 and 2000)



  (dagger) Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part II, Item 6(a) of Form 10-Q to which this
           Exhibit Index relates.