Form 10-Q
period 2001-06-30
PLASTICS MFG CO
filed 2001-08-13
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2001

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

                             Yes        No   X

 The number of common shares outstanding at July 31, 2001 was 3,837,612.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, June 30, 2001 (unaudited)
               and September 30, 2000 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months and Nine Months
               Ended June 30, 2001 (unaudited) and
               June 30, 2000 (unaudited)                        2

               Consolidated Statements
               of Cash Flows, Nine Months
               Ended June 30, 2001 (unaudited)
               and June 30, 2000 (unaudited)                    3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                    9

 PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Securities Holders                              10

     Item 6.   Exhibits and Reports on Form 8-K                10

                                   (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                SEPTEMBER 30,          JUNE 30,
                                                     2000*               2001*
 Assets
 Current Assets:
 Cash and cash equivalents                    $    47,761         $    83,889
 Accounts receivable - trade                    5,934,223           7,200,280
 Accounts receivable - related parties          1,611,935             218,680
 Inventory                                      3,199,728           3,951,535
 Other current assets                              89,489             315,035
      TOTAL CURRENT ASSETS                     10,883,136          11,769,419

 Property, plant and equipment, net             7,968,139          16,325,832
 Other assets                                   3,843,462           2,067,392
 TOTAL ASSETS                                 $22,694,737         $30,162,643

 LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
 Current maturities of capital leases         $    60,528         $ 2,752,659
 Accounts payable - trade                       8,283,928           4,386,344
 Accounts payable - related parties             2,776,856           2,764,586
 Line of credit                                 4,200,000           2,630,000
 Accrued liabilities                              331,405             622,579
 Accrued income taxes                                   0             473,860
 Customer deposits                              1,635,138           1,522,826
      TOTAL CURRENT LIABILITIES                17,287,855          15,152,854

 LONG-TERM LIABILITIES                            210,554           5,957,751

 TOTAL LIABILITIES                             17,498,409          21,110,605

 SHAREHOLDERS EQUITY
 Common stock                                   9,200,789           9,789,888
 Accumulated deficit                           (4,004,461)           (737,850)
      TOTAL SHAREHOLDERS EQUITY                 5,196,328           9,052,038

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $22,694,737         $30,162,643

 *The June 30, 2001 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 2000 is derived from audited financial statements.

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS                  NINE MONTHS
                                         ENDED JUNE 30,       ENDED JUNE 30,
                                       2000          2001           2000          2001
                                    (unaudited)  (unaudited)      (unaudited)     (unaudited)
 Sales
   Molding                          $ 7,189,509  $ 11,265,210    $ 16,147,752     $ 42,412,537
   Tooling                            2,043,598     1,959,609       5,848,047        6,257,455
   Related parties                      589,439       617,096       1,424,858          955,016
   Total Sales                        9,822,545    13,841,915      23,420,656       49,625,008

 COST OF GOODS SOLD
   Trade                              6,097,300     7,582,701      13,306,194       31,688,074
   Related parties                    2,927,509     2,479,819       7,025,523        6,889,222
   Total cost of goods sold           9,024,809    10,062,520      20,331,717       38,577,296
   Gross profit                         797,736     3,779,395       3,088,939       11,047,712
 SELLING AND ADMINISTRATIVE EXPENSES
   Trade                                810,536     1,853,301       1,945,152        4,382,406
   Related parties                      217,313       160,637         485,237          510,111
   Management fee                       104,321             0         784,227                0
   Total operating expenses           1,132,170     2,013,938       3,214,616        4,892,517

   Total operating income (loss)       (334,434)    1,765,457        (125,677)       6,155,195
 OTHER INCOME (EXPENSE)
   Interest income                            -                           117                0
   Interest expense                     (90,351)    (324,058)        (164,633)        (614,257)
   Miscellaneous expenses                     -            -                -               (5)
   Income (loss) before income taxes   (424,785)   1,441,399         (290,193)       5,540,933
 INCOME TAX EXPENSE (CREDIT)           (169,277)     603,751         (116,077)       2,232,000

 NET INCOME (LOSS)                  $  (255,508) $   837,648  $     (174,116)      $ 3,308,933

 Net income (loss) per share:
 Basic                              $      (.07) $       .22  $         (.05)      $       .86

 Diluted                                         $       .19                       $       .76

 WEIGHTED AVERAGE
 Shares outstanding - basic           3,765,035    3,837,612       3,755,029         3,825,855

 WEIGHTED AVERAGE
 Shares outstanding - diluted                      4,337,612                         4,325,855

                       PLASTICS MFG. COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                  NINE MONTHS ENDED
                                                       JUNE 30,
                                                   2000         2001
                                                (unaudited)   (unaudited)
 Net cash provided by (used in)
   operating activities                         $(3,563,536)   $ 643,094

 Capital Expenditures                            (1,206,445)          --

 Borrowings (payments) under credit agreements    3,975,000   (1,770,000)

 Proceeds from long-term debt                        53,029    1,057,881

 Proceeds from sale of equipment                    187,108

 Proceeds from sale of stock                        200,000

 Stock subscription receivable                      784,228

 Other investing and financing activities                        (5,000)
 NET INCREASE IN CASH                            $  242,275   $  113,083

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

 Note 2. Accounts receivable balances include an allowance for doubtful accounts of $228,000 at June 30, 2001, and $40,000 at September 30, 2000.

 Note 3. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                    9/30/00            6/30/01
         Perishable tools      $     47,551        $    89,175
         Raw materials            1,717,544          1,131,952
         Materials in progress      272,059          1,086,351
         Finished goods           1,162,574          1,644,057
         Total                   $3,199,728         $3,951,535

 Note 4. The accumulated depreciation on fixed assets was $1,949,228 as of June 30, 2001 and $379,772 as of September 30, 2000. The provision for depreciation for the nine months ended June 30, 2001 and 2000 was $1,569,457 and $133,640, respectively.

 Note 5. In fiscal 2001 we have completed two business acquisitions. On December 31, 2000, we purchased the stock of Statistical Plastics Company ("SPC"). On March 31, 2001, we purchased the stock of PCI Consulting and Leasing, Inc. ("PCI"). The results of operations for the three months ended June 30, 2001 include the operations of SPC and PCI for the full quarter. The following table presents the unaudited proforma condensed results of operations for the three months ended June 30, 2001 and 2000 as if the acquisition of PCI was completed at the beginning of the period and the unaudited proforma condensed
                                   -4-
         results of operations for the nine monthsended June 30, 2001 and 2000 as if the acquisitions of SPC and PCI were completed at the beginning of the period:

                                        Three months ended        Nine months ended
                                              JUNE 30,                 JUNE 30,
                                         2000         2001         2000            2001
         Net sales                   $10,566,616  $13,841,915 $27,185,452     $50,816,637
         Operating profit                200,389    1,765,457     979,427       6,690,324
         Net earnings(loss)            $(143,327)    $837,648     $69,112      $3,283,897
         Earnings (loss) per share:
              Basic                       $(0.03)       $0.22       $0.02           $0.86
              Diluted                $                  $0.19       $0.02           $0.76

         The unaudited proforma financial information includes certain assumptions or adjustments, not material in amount, which we believe are necessary to fairly present such information. The proforma information does not purport to represent what our results of operations would actually have been if these transactions had occurred at the beginning of the earliest period presented.

 Note 6. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on October 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.
                                   -5-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

     SALES. We experienced a sales increase of 41% in the third quarter of fiscal 2001 over the third quarter of fiscal 2000. Sales for the nine months ended June 30, 2001 increased $26.2 million or 112% to $49.6 million. The continued increase in sales is primarily attributable to improved plant efficiency, increased customer demand, addition of new customers and business acquisitions. The acquisition of Statistical Plastics Corporation ("SPC") at December 31, 2000 and PCI Consulting & Leasing ("PCI") at March 31, 2001 accounted for sales of approximately $1.2 million and $.5 million for the third quarter of fiscal 2001, respectively. For the nine months ended June 30, 2001 SPC and PCI accounted for sales of $2.5 million and $.5 million, respectively. During the third quarter of fiscal 2001 our backlog of unfilled orders, believed to be firm, is slightly up to $19.0 million at June 30, 2001 from $17.7 million at March 31, 2001.

     We continue to capitalize on our relationship with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution. Tooling sales for the quarter ended June 30, 2001 were $1.96 million, down from $2.04 million in tooling sales for the quarter ended June 30, 2000. For the nine months ended June 30, 2001 tooling sales were $6.26 million compared with $5.85 million for the nine months ended June 30, 2000.

     COST OF GOODS SOLD. Cost of goods sold increased 11% from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. However, when expressed as a percentage of sales, cost of goods sold decreased to 73% in fiscal 2001 from 91.8% in fiscal 2000. This decrease allowed us to recognize a gross profit of $3,779,000 for the third quarter of fiscal 2001 as compared to a gross profit of $798,000 for the third quarter of fiscal 2000. For the nine months ended June 30, 2001 gross profit was $11,048,000 up from $3,089,000 for the nine months ended June 30, 2000. That represents an increase in gross profit margin to 22% in 2001 compared to 13% in 2000, as expressed as a percentage of sales. Materials as a percentage of molding sales decreased to 31% for the third quarter of fiscal 2001 from 40% for the third quarter of fiscal 2000. For the nine months ended June 30, 2001 material content was 37% of sales as compared to 33% for the nine months ended June 30, 2000. The increase in material costs is due to product mix and increased business in assembly and value-added services. Comparing labor costs for the third quarter of fiscal 2001 to fiscal 2000 shows a significant decrease in labor as a percent of sales to 16% from 26%. When comparing the nine months ended June 30, 2001 and 2000 we were able to lower labor costs even more dramatically to 14% of sales from 29% of sales. Fixed overhead also decreased significantly from quarter to quarter with the third quarter of fiscal 2001 equaling 13% of sales and the third quarter of fiscal 2000 equaling 19% of sales.
 Those numbers are comparable to year-to-date numbers of 15% for the nine months ended June 30, 2001 and 13% for the nine months ended June 30, 2000.
                                   -6-
     During the third quarter of fiscal 2000 we received credits of approximately $582,000 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. No similar credits relating to purchase orders for tooling were received during the third quarter of fiscal 2001.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the third quarter of fiscal 2001 were $2,014,000 compared to $1,132,000 for the third quarter of fiscal 2000. Expenses for the nine months ended June 30, 2001 were $4,893,000 compared to $3,215,000 for the nine months ended June 30, 2000. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. Selling and administrative expenses increased to 15% of sales from 12% of sales over the comparable quarter and decreased to 10% from 14% over comparable nine-month periods. The increase in the third quarter is due to the acquisition of PCI on March 31, 2001. Without the acquisition of PCI, selling and administrative expenses in the third quarter would have been 10% of sales.

     During the third quarter of fiscal 2000 we reached an agreement to terminate the existing management agreements. The agreements called for us to record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $104,000 for the third quarter of fiscal 2000 and $784,000 for the nine months ended June 30, 2000. Had the management agreements been in place during fiscal 2001, the management fee would have been $692,000 for the third quarter and $2,481,000 for the nine months ended June 30, 2001.

     INTEREST EXPENSE. For the third quarter of fiscal 2001 interest expense totaled $324,000 compared with $90,000 for the third quarter of 2000. Interest expense for the nine months ended June 30, 2001 and 2000 totaled $614,000 and $165,000, respectively. Interest expense arises from borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was $604,000 for the third quarter of fiscal 2001 compared to a credit of $169,000 for the third quarter fiscal 2000. Income tax expense for the nine months ended June 30, 2001 totaled $2,232,000 compared to a credit of $116,000 in 2000.
 These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

     NET INCOME. Net income for the third quarter of fiscal 2001 equaled $838,000 compared to a loss of $256,000 in 2000. For the nine months ended June 30, 2001 net income totaled $3,309,000 compared with a net loss of $174,000 for the nine months ended June 30, 2000. We were able to greatly increase profitability due to the rapid sales increase and the corresponding increase in utilization of labor and equipment. During the third quarter of fiscal 2001 SPC and PCI accounted for $100,000 and $428,000 of the net income figures or 9.4% and 40.1% of the total. For the nine months ended June 30, 2001 SPC accounted for $143,000 or 4.0% of
                                   -7-
 total net income while PCI accounted for $428,000 or 12.1% of total net income.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. We maintain $7.5 million in lines of credit from M&I Northern Bank.

     Net cash provided by operating activities totaled $643,000 for the nine months ended June 30, 2001; net cash used by operating activities totaled $3,564,000 for the nine months ended June 30, 2000. Cash provided by operating activities during the first nine months of fiscal 2001 is due primarily to net income of $3.54 million. Cash used in operating activities during the first nine months of fiscal 2000 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth.

     Investing activities provided cash of $187,000 for the first nine months of fiscal 2001, while net cash used in investing activities totaled $1,206,000 for the first nine months of fiscal 2000. Cash provided by investing activities for the first nine months of fiscal 2001 resulted from the sale of manufacturing equipment. Cash used in investing activities for the first nine months of fiscal 2000 resulted from the acquisition of leasehold improvements and manufacturing equipment.

     Financing activities used cash of $712,000 for the first nine months of fiscal 2001, while net cash provided by financing activities totaled $5,012,000 for the first nine months of fiscal 2000. Cash used by financing activities for the first nine months of fiscal 2001 resulted primarily from payments on long-term debt and lines of credit. Cash provided by financing activities for the first nine months of fiscal 2000 resulted primarily from draws on our bank line of credit and sale of company stock.

     We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for 2001 fiscal year. We currently are focusing on existing operations in Wisconsin and Illinois. Expansion plans beyond these operations are in their earliest stages.

     Our forecast of the period of time through which our financial resources will be adequate is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from our forecasts as a result of a number of factors including our plans to expand our operations and the expansion of our value added and assembly operations as part of our total manufacturing solution. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to scale down our expansion plans significantly.
                                   -8-

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

 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2000.
                                   -9-

                    PART II.  OTHER INFORMATION

 ITEM 4.   Submission of Matters to a Vote of Securities Holders

 The annual meeting of shareholders was held on May 23, 2001. We did not solicit proxies for the annual meeting. The board of directors was reelected in its entirety and each of the directors received all of the votes cast at the meeting. There were no broker non-votes.

 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

 The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.


 EXHIBIT NUMBER                 EXHIBIT DESCRIPTION

  3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1 $7,000,000 Loan Agreement between M&I Northern Bank and the Company, as last amended November 7, 2000, incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 2000 (Commission File No. 333-92019)
  4.2 $500,000 Loan Agreement between M&I Northern Bank and Statistical Plastics Corporation dated May 1, 2001
 10.01 Mark G. Sellers Stock Option Agreement, incorporated by reference to Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04 Moldmakers Leasing & Investments Limited Partnership, LLP Stock Option Agreement, incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
 10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
                                   -10-
 10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended and terminated
            May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.09 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to
            Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
 10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
 10.11 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
 10.12 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
 10.13 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration No. 333-45830)
 10.14 Equipment Lease dated April 25, 2001 between M&I National Leasing Corp. and the Company
 21.1       Subsidiaries of the Registrant, incorporated by reference to
            Exhibit 21.1 to Form S-1 (Registration No. 333-92019)

  (B)  REPORTS ON FORM 8-K:

 A Form 8-K dated March 31, 2001 was filed on June 11, 2001 containing unaudited pro forma financial statements required in connection with our acquisition on March 31, 2001 of PCI Consulting and Leasing, Inc. ("PCI") pursuant to a share exchange in which PCI became a wholly-owned subsidiary of the company.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY


 August 13, 2001              SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)
                                   -12-

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. Section 232.102(d))

 Exhibits filed as part of this report:

  4.2 $500,000 Loan Agreement between M&I Northern Bank and Statistical Plastics Corporation dated May 1, 2001

  10.14 Equipment Lease dated April 25, 2001 between M&I National Leasing Corp. and the Company
                                   -13-