Form 10-K
period 2001-09-30
PLASTICS MFG CO
filed 2001-12-28
CIK 1099156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
    (Mark One)
      [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. checked-box

      There is no established trading market for the registrant's stock. The number of common shares outstanding at December 15, 2001 was 3,809,612.

                               TABLE OF CONTENTS
                                                             PAGE


 PART I

 Item 1. Business ................................................... 1
 Item 2. Properties ................................................. 7
 Item 3. Legal Proceedings .......................................... 8
 Item 4. Submission of Matters to a Vote of Security Holders ........ 8

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters ..................................... 9
 Item 6. Selected Financial Data ................................... 10
 Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ................................ 11
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk .13
 Item 8. Financial Statements and Supplementary Data ............... 14
 Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures ..................... 34

 PART III

 Item 10. Directors and Executive Officers of the Registrant ....... 35
 Item 11. Executive Compensation ................................... 37
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management ............................................... 38
 Item 13. Certain Relationships and Related Transactions ........... 39

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ................................................. 41


                                   PART I

 ITEM 1. BUSINESS.

       In this Annual Report on Form 10-K, the terms "we," "us" and "our" refer to Plastics Mfg. Company. Unless otherwise noted, these terms also include our wholly owned subsidiaries, including TecStar Mfg. Company, Statistical Plastics Corporation and PCI Consulting and Leasing, Inc.

 OUR BUSINESS

      GENERAL

      We manufacture high volume, precision injection molded plastic parts for original equipment manufacturers in the medical, automotive, appliance, telecommunications, cosmetic, and computer markets. Services offered by us also include value-added and assembly operations and, through Statistical Plastics, mold sampling. Value-added operations include, but are not limited to, pad printing, heat staking, and sonic welding. Our customers are other manufacturers which produce end-use products or manufacture components for sale to other manufacturers. Our manufacturing business has been principally conducted through our wholly-owned subsidiary, TecStar Mfg. Company.

      The manufacture of plastic parts and performance of value-added operations for unrelated customers is done on a purchase order basis. This portion of our business represented approximately 86% of our net sales in fiscal 2001.

      An important part of our business is our operations in conjunction with affiliated companies in an industry niche as a "turn-key" manufacturer. Engineering, design, mold making, polishing and testing services are provided by Moldmakers, Incorporated, an affiliated company. During the last fiscal year, approximately 14% of our net sales was derived from business which involved services of Moldmakers, Incorporated.

      DEVELOPMENTS IN FISCAL YEAR 2001

      On December 31, 2000, we acquired the stock of Statistical Plastics. Statistical Plastics provides mold sampling of new and rebuilt tooling and develops processing parameters for high volume plastic parts production. Approximately 9% of Statistical Plastics' revenue for its most recent fiscal year prior to our acquisition was derived from business with us.

      On March 31, 2001, we purchased the stock of PCI Consulting and Leasing, Inc. PCI is also a former affiliate of Moldmakers, Incorporated and is engaged in leasing and investment activities. Approximately 65% of our plastic molding equipment was leased from PCI at the time of our acquisition.
                                  -1-
     On June 1, 2001, we entered into a strategic alliance agreement with each of Mikron Holding AG ("Mikron") and Balda-Mikron AG ("BMJV"). Mikron and BMJV are affiliates, with principal offices in Switzerland. The agreements were entered into to enable the parties to market and perform certain business consulting, engineering and production services. Our main goals are to make global manufacturing capabilities available to our principal customers and to gain access to additional technologies. The infrastructures of Mikron and BMJV are expected to serve as a learning model for us as well as provide us with partners that are well respected in the global plastics industry. We are able to provide Mikron and BMJV with a strong U.S. player in plastics mechanical systems to succeed in the U.S. market, specific technological advances made by us, and attractive tooling capacity and capability. As part of the strategic alliance with Mikron, the parties agreed to establish a joint venture which now operates as Mikron TecStar, LP. The agreements do not contain any other specific marketing or production requirements for any party, but rather set forth a framework for cooperation in the manufacturing of molds and plastics mechanical systems in various product areas.

      Pursuant to our strategic alliance, on September 15, 2001, our wholly-owned subsidiary, TecStar Manufacturing, Inc., entered into a joint venture with Mikron Infocom Technology Corp. Texas and Mikron Delaware Corporation and acquired a 50% interest in Mikron TecStar, LP, a limited partnership. Mikron TecStar, LP operates a facility in San Antonio, Texas, which produces plastic components and assemblies for the medical, infocom and office applications markets. Mikron TecStar began operations in late September, 2001. Mikron Infocom and Mikron Delaware are affiliates of Mikron Technology Group Switzerland.

      During 2001, our Board of Directors gave further consideration to the strategic and operational advantages to be gained by consolidating our operations with Moldmakers, Incorporated (consisting of several companies previously described in our reports as the "MGS Group"). At year-end, further consolidation between us and Moldmakers, Incorporated was still under consideration, but no definitive agreements had been reached or are contemplated in the near future.

 MOLDMAKERS, INCORPORATED

      Mark G. Sellers is our Chairman, President, and Chief Executive Officer and he controls directly or indirectly at least 51% of the voting interests of Moldmakers, Incorporated and each of its subsidiaries. Mr. Sellers and Moldmakers, Incorporated collectively own approximately 49.89% of our outstanding common stock. References in this report to "Moldmakers, Incorporated" or "Moldmakers" include all subsidiaries and affiliates of Moldmakers, Incorporated except for us and our subsidiaries.

      We also rely on Moldmakers, Incorporated to provide management, accounting, information system, and human resource services. Our principal production facility is leased from a Moldmakers, Incorporated company. See Item 13, Certain Relationships and Related Transactions.
                                  -2-
 THE INDUSTRY

      The plastics manufacturing business is a multi-billion dollar industry. According to an annual survey published in the April 23, 2001 issue of PLASTIC NEWS, the 100 largest injection molders had combined sales in excess of $16.6 billion in 2000. In 2000, the same survey indicated that the 100 top molders had combined sales in excess of $18.7 billion in 1999. We operate in a majority of the 25 market segments in which the top 100 molders conducted operations in 2000.

      There are an estimated 3,800 independent plastic molding companies in the United States, most of which are privately held and have sales volumes of under $10 million per year. However, within the high technology, specialized plastics manufacturing segment of the market, we compete with many companies which have more operating experience, more capital or financing, and greater sales and income levels. We believe our principal competitors and their approximate 2000 sales volumes are:

                                Approximate 2000
      COMPETITOR                SALES VOLUME{(1)}
      Nypro, Inc.                $478 million
      Clinton, MA

      Phillips Plastics Corp.    $238 million
      Hudson, WI

      InteSys Technologies, Inc. $160 million
      Gilbert, AZ

      Advance Dial Co.           $ 80 million
      Elmhurst, IL

      Hoffer Plastics Corp.      $ 76 million
      South Elgin, IL

      Evco Plastics              $ 58 million
      DeForest, WI

 {(1)}  As reported in PLASTICS NEWS, April 23, 2001.

      Arrangements with most independent molding companies are in the form of purchase orders that may be canceled by the customer. Competition in the industry is based on piece price, quality, and service.
                                  -3-
 CUSTOMERS

      Our customer list currently includes approximately 12 Fortune 500 companies and approximately 125 other companies.

      In 2000, we received approximately 44% of our manufacturing revenue from our arrangement with Motorola, Inc. to produce plastic parts for nine of its divisions which produce consumer communications products.

      Under an agreement with the Paslode Cordless Tool Group of Illinois Tool Works, Inc., we will provide injection molded parts to Paslode through September 30, 2004. Paslode designs and manufactures fasteners and power tools for the residential construction industry. Under this agreement, we have installed approximately $5.0 million of equipment and improvements into the Paslode facility at Green Oaks, Illinois, to produce products for Paslode. We have the use of approximately 29,000 square feet of space at the Paslode facility. Production under this agreement began in October, 1999. Sales under this agreement were approximately $3.5 million for fiscal year 2001. The agreement may be terminated upon 180 days notice by either Paslode or us. If terminated by Paslode, other than for cause, during the initial five-year term, Paslode is required to reimburse us for our capital costs associated with the equipment and other related costs.

      Sales to Moldmakers, Incorporated represented approximately 2% of our revenue in 2001 and 6% in 2000. These sales consisted mainly of machine time and related labor.

      During 2001, we derived approximately 38% of our revenues from sales outside of the United States. Information concerning revenues derived from different geographic areas is set forth under Note 13 in the notes to our consolidated financial statements set forth in Item 8.

      Our finished products are shipped to customers by common carrier in most instances.

 BACKLOG AND WORKING CAPITAL

      At September 30, 2001, we had a backlog of orders in the amount of approximately $19,900,000, compared to a backlog of approximately $8,200,000 on September 30, 2000. This increase is attributable to the growth of our business in 2001 as sales revenue increased approximately 95% in 2001 over the 2000 fiscal year. Because of the length of time between entering an order, shipping the product and recording the sale can vary significantly from order to order, we believe that backlog levels should not be relied upon as an indicator of future sales volume.

      Our purchase orders often call for the delivery of finished products over an extended period of time. These delivery periods commonly range from one to 12 months. As is customary in our industry, we carry adequate amounts of raw materials inventory to facilitate the manufacture of products for which we have purchase orders in hand. In addition, in order to make the best use of manufacturing efficiencies, we may produce an entire order in one production run and hold finished goods in inventory until the purchase order requires delivery.
                                  -4-
 TRADEMARKS AND PATENTS

      Our business is not dependent upon trademark or patent rights. We have access to certain proprietary techniques such as "multi-shot" injection process capability developed by Moldmakers, Incorporated. Multi-shot injection molding is an injection process in which different types of plastic resin, typically with different aesthetic and texture qualities, are used to create a single plastic part. Demand for multi-shot injection molding has increased dramatically throughout the industry with applications in everything from toothbrushes to cellular telephones. We are a leader in this emerging market. We believe that this type of technology enhances our productivity and competitiveness.

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

      Our plastic products business routinely uses chemicals and solvents, some of which are classified as hazardous substances. Use of these materials is generally limited to the spray application of solvents to clean molds. No special handling of used material is currently required. Plastic resin and scraps may be recycled or sent to landfills. We believe we are currently in material compliance with existing environmental protection laws and regulations. We are not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations.

 EMPLOYEES

      At September 30, 2001, we employed approximately 289 full-time and approximately 175 temporary, full-time employees, of which 288 are production workers and 176 are office, managerial, engineering and technical employees. Our principal executive officers are also
                                  -5-
 officers and employees of Moldmakers, Incorporated and its other affiliated companies. None of our employees is represented under a collective bargaining agreement. We consider our relations with our employees to be satisfactory and have not experienced any job actions or labor shortages since our inception. Management, accounting, information systems, and human resource services are provided by Moldmakers, Incorporated companies.

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

      In addition to specific factors which may be described in connection with any of our forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following:

 o The loss of the services of Mr. Sellers and disruption in our relationship with Moldmakers, Incorporated, or other affiliated companies.

 o The inability to obtain additional financing to continue to implement our plans for expanded operations.

 o Termination of key customer relationships, including those with Motorola, Inc. and ITW Paslode, Cordless Tool Group, a division of Illinois Tool Works, Inc.

 o The inability to generate sufficient cash flow to service our existing debt.
                                  -6-
 o A material decrease in the business of Moldmakers, Incorporated, or other affiliated companies.

 o The inability to hire or retain qualified personnel.

 o Increased competition from domestic or foreign manufacturers, including increases in competitive production capacity resulting in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

 o Changes in customer demand for our products due to overall economic activity affecting the rate of consumption of our products, growth rates of the end markets for our products, technological or consumer preference changes, or acceptance of our products by the markets served by us.

 o Increases in the cost of raw materials or increases in scrap and excess inventory or the inability to forecast such increases in making bids for production agreements.

 o Unforseen or recurring operational problems at any of our facilities causing significant lost production and/or cost increases.

 o Significant changes to our strategic plans such as a major acquisition or expansion, the disposition of assets or product lines, or the failure to successfully execute major capital projects or other strategic plans.

 o The inability to successfully integrate potential future acquisitions.

 o Changes in laws or regulations, including those designed to protect the environment, which affect us. Any changes required to comply with such laws or regulations may increase our capital expenditures and operating costs.

 ITEM 2. PROPERTIES.

      We lease a building of approximately 88,000 square feet owned by Moldmakers Leasing, an affiliate of Moldmakers, Incorporated. This leased space houses our production facilities, our assembly, engineering, and design functions and provides general office space. The facility is located immediately across the street from the MGS Technical Center, which houses the offices of Moldmakers, Incorporated and some of its design, engineering and operating staff. We also lease 12,800 square feet of warehouse space in Germantown, Wisconsin, from an unrelated party.

     Mikron TecStar, LP leases approximately 63,000 square feet of office and production space in San Antonio, Texas.
                                  -7-
 ITEM 3. LEGAL PROCEEDINGS.

      We may, from time to time, become involved in various legal proceedings in the ordinary course of our business. As of the date of filing of this report, we are not engaged in any legal proceedings and are not aware of any other claims which are likely to be asserted against us.

 ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders during the fourth quarter of 2001.
                                  -8-
                                  PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

 MARKET AND RELATED MATTERS

      Our common stock is not listed on a securities exchange or over-the-counter market. There is no established trading market for our common stock. As of December 15, 2001, there were approximately 330 holders of record for our common stock.

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

 SALES OF UNREGISTERED SECURITIES

      During the 2001 fiscal year we made the following sales of unregistered securities:

 1. On December 31, 2000, we acquired all of the issued and outstanding stock of Statistical Plastics Corporation in exchange for 705,900 shares of our common stock. As Statistical Plastics' major asset consisted of 705,000 shares of our common stock, the additional consideration to Statistical Plastics shareholders was 900 shares of our stock. The transaction was structured as a share exchange and was approved by the shareholders of Statistical Plastics. There were approximately 34 beneficial owners of Statistical Plastics common stock prior to the transaction.

      We relied on the exemption from registration afforded by section 3(a)(11) of the Securities Act of 1933 (the "Securities Act"), as amended, in effecting this transaction. All of the shareholders of Statistical Plastics were residents of the state of Wisconsin.

 2. On March 31, 2001, we acquired all of the issued and outstanding stock of PCI Consulting and Leasing, Inc. in exchange for 16,800 shares of our stock. The transaction was structured as a share exchange and was approved by the shareholders of PCI. There were 4 beneficial owners of PCI common stock prior to the transaction.

      We relied on the exemptions from registration afforded by sections 3(a)(11) of the Securities Act, as amended, in effecting this transaction. All of the shareholders of PCI were residents of the state of Wisconsin.
                                  -9-
 ITEM 6. SELECTED FINANCIAL DATA.

                    PLASTICS MFG. COMPANY AND SUBSIDIARY
                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                                               (In thousands, except per share data)
                                                      YEAR ENDED SEPTEMBER 30,
                                               1997     1998       1999      2000     2001
 CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
 Sales
   Trade                                        $        $ 203     $5,778  $31,305   $64,007
   Related parties                                         647      1,687    2,115     1,120
   Total sales                                             850      7,465   33,420    65,127
 Cost of goods sold
   Trade                                                   354      4,575   19,919    41,596
   Related parties                                       1,155      3,037    9,954     9,595
   Total cost of goods sold                              1,509      7,612   29,873    51,191
 Gross profit                                             (659)      (147)   3,547    13,936
 Operating expenses
   Trade                                             1      79        623    3,014     7,497
   Related parties                                   2     203        172      642
   Management fees - related party                          43        373      784
   Lease procurement fees - related party                           1,818        0
   Total operating expenses                          3     325      2,986    4,440     7,497
 Income (loss) from operations                      (3)   (984)    (3,133)    (893)    6,439
 Interest and other income (expense), net            6       -        (17)    (246)     (602)
 Income (loss) before income tax expense             3    (984)    (3,150)  (1,139)    5,837
 Income tax                                         (1)    403        496      462     2,176
 Income (loss) before cumulative effect of
   accounting change                                 2    (581)    (2,654)    (677)    3,661
 Cumulative effect of accounting
   change, net of tax                                        0        (95)       0
 Net income (loss)                              $    2   $(581)   $(2,749)  $ (677)   $3,661
 Per basic share:
 Income (loss) before cumulative effect of
   accounting change                            $ 0.00  $(0.24)    $(1.01)  $ (.18)     $.96
 Cumulative effect of accounting change                             (0.04)
 Net income (loss)                              $ 0.00  $(0.24)    $(1.05)    (.18)     $.96
 Shares in computing basic net income (loss)     1,551   2,432      2,614    3,764     3,801
   per share
 CONSOLIDATED BALANCE
   SHEET DATA:
 Cash                                          $ 1,222   $  10    $  246   $    48   $   304
 Total current assets                            1,222     147     4,428    10,883    14,062
 Total current liabilities                           1     823     4,054    17,288    18,287
 Noncurrent liabilities                              0       0         0       211     5,437
 Stockholders' equity                               52   1,066     2,841     5,196     9,069
 NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
 (1)As of September 30, 1997, we were still a development stage company that had not commenced operations.  The proceeds of our first stock offering were held in escrow until September 14, 1997.  We then paid legal and accounting invoices related to organizing the company and the first offering.  No other transactions took place during the fiscal year ended September 30, 1997.

 (2)All shares outstanding and earnings per share have been retroactively restated to reflect the 3-for-1 stock split on September 30, 1999.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

     Sales. We experienced a sales increase of 95% in 2001 over 2000 and 348% in 2000 over 1999. The continued increase in sales is primarily attributable to improved plant efficiency, increased customer demand, addition of new customers and acquisition of related parties. The acquisition of Statistical Plastics on December 31, 2000 and PCI Consulting & Leasing on March 31, 2001 accounted for approximately $3.8 million and $.5 million, respectively, of the increase for 2001. Our backlog of unfilled orders, believed to be firm, is up from $8.2 million at September 30, 2000 to $19.9 million at September 30, 2001.

     We continue to capitalize on our relationship with Moldmakers, Incorporated to produce tooling as part of our total manufacturing solution. Tooling sales for the year ended September 30, 2001 were $7.88 million, down slightly from $8.06 million for the year ended September 30, 2000.

     Cost of goods sold. Cost of goods sold increased 71% in 2001 over 2000 as compared to 292% in 2000 over 1999. However, when expressed as a percentage of sales, cost of goods sold decreased to 79% in 2001 as compared to 89% in 2000 and 102% in 1999. This decrease allowed us to recognize a gross profit of $13,936,000 for 2001 as compared to a gross profit of $3,547,000 for 2000 and a loss of $147,000 for 1999. That represents an increase in gross profit to 21% in 2001 from 11% in 2000 expressed as a percentage of sales. Materials as a percentage of molding sales increased to 36% for 2001 from 32% in 2000 and 23% in 1999. The increase in material costs is due to product mix and increased business in assembly and value-added services. Direct labor costs continued to increase in order to meet current and future sales growth. Comparing labor costs for the periods shows a significant decrease in labor as a percent of molding sales of 17% in 2001, 28% in 2000, and 38% in 1999. Fixed overhead also decreased from year to year with 2001 equaling 15% of total sales and 2000 equaling 18% of total sales.

     We received credits of approximately $1,506,000 in 2000 and $244,500 in 1999 with respect to various purchase orders for tooling which had been completed by related parties. The credits for the tooling purchase orders reflected adjustments to the contract price to reflect the actual costs incurred by the parties. No similar credits relating to purchase orders for tooling were received during 2001.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for 2001 were $7,497,000 compared to $3,656,000 for 2000 and $795,000 in 1999. Selling and administrative expenses remained constant at 11% of total sales for 2001 and 2000. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. Additionally, the increase in selling and administrative costs is due to the acquisition of PCI on March 31, 2001. Before recognition of PCI selling and administrative expenses, selling and administrative expenses would have been $5,811,000 or 9% of total sales in 2001. During the third quarter of 2000 we reached an agreement to terminate the existing management agreements. The agreements called for us to
                                  -11-
 record a management fee equal to 5% of gross sales payable to various related entities for sales and marketing, consulting and reference services. Under those agreements we incurred a management fee of $784,000 in 2000 and $373,000 in 1999. Had the management agreements been in place during 2001 the management fee would have been $3,256,000.

     INTEREST EXPENSE. For 2001 interest expense totaled $839,000 compared with $265,000 for 2000 and $22,000 in 1999. Interest expense arises from borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was $2,176,000 for 2001 compared to a benefit of $462,000 for 2000 and $497,000 for 1999. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

     NET INCOME. Net income for 2001 was $3,661,000 compared to a loss of $677,000 in 2000 and $2,749,000 in 1999. We were able to greatly increase profitability due to the rapid sales increase and the corresponding increase in utilization of labor and equipment. During 2001, SPC and PCI accounted for $374,000 and $296,000, respectively, of the net income figures or 10.2% and 8.1% of the total.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. We maintain $7.5 million in lines of credit from M&I Bank. In December, 2001 we renewed our lines of credit with M&I Bank. The lines of credit allow for $10.0 million in working capital and $5.0 million for capital purchases.

     Net cash provided by operating activities totaled $4,806,000 for 2001 compared to cash used by operating activities of $2,051,000 and $2,086,000 in 2000 and 1999 respectively. Cash used in operating activities during 2000 and 1999 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth. Cash provided by operating activities during 2001 is due primarily to net income and depreciation and amortization.

     Net cash used in investing activities totaled $3,163,000 in 2001, $2,191,000 in 2000 and $2,343,000 in 1999. Cash used in investing activities during 2000 resulted from the acquisition of leasehold improvements and manufacturing equipment. Cash used in investing activities during 2001 resulted from the purchase of equipment and cash paid for an equity investment.

     Financing activities used cash of $1,386,000 in 2001 while net cash provided by financing activities totaled $4,043,000 for 2000 and $4,666,000 in 1999. Cash provided by financing activities for 2000 resulted primarily from draws on our bank line of credit. Cash used by financing activities for 2001 resulted from payments on long-term debt.

     We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for the 2002 year. We currently are focusing on existing operations in Wisconsin, Illinois and the development of our joint venture in Texas. Expansion plans beyond these operations are in their earliest stages.

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

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We do not have a material market risk associated with interest rate risk, foreign currency exchange risk, or commodity price risk. We conduct U.S. dollar denominated export transactions or immediately exchange all foreign currency attributable to export sales for U.S. dollars. Foreign sales for year 2001 were approximately 38% of total sales.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



 To the Stockholders
 Plastics Mfg. Company
 Germantown, Wisconsin



 We have audited the consolidated balance sheets of Plastics Mfg. Company and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Plastics Mfg. Company and Subsidiary as of and for the year ended September 30, 1999, were audited by other auditors whose report dated October 28, 1999, expressed an unqualified opinion on those statements.

 We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastics Mfg. Company and Subsidiaries as of September 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



 Wipfli Ullrich Bertelson LLP


 November 7, 2001
 Milwaukee, Wisconsin

 PLASTICS MFG. COMPANY AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 September 30, 2001 and 2001

     ASSETS                                                         2001       2000
 Current assets:
   Cash and cash equivalents                                     $  304,184  $    47,761
   Accounts receivable:
     Trade - Less allowance for doubtful accounts of $192,805
        in 2001 and $40,000 in 2000                               7,880,503    5,934,223
     Related parties                                                449,966    1,611,935
     Progress receivables                                           182,987       31,072
   Inventories                                                    5,152,588    3,199,728
   Prepaid expenses                                                  91,820       58,417

     Total current assets                                        14,062,048   10,883,136

 Plant and equipment:
   Leasehold improvements                                         2,113,177    1,519,536
   Machinery and equipment                                       15,505,465    1,899,517
   Production molds                                                  39,751      259,742
   Vehicle                                                            7,310        3,655
   Furniture and office equipment                                 1,383,784      235,175

   Totals                                                        19,049,487    3,917,625
   Less - Accumulated depreciation and amortization               3,007,536      379,772

   Net depreciated value                                         16,041,951    3,537,853
   Machinery in progress                                                       4,430,286

     Total plant and equipment                                   16,041,951    7,968,139

 Other assets:
   Deposits                                                       2,016,150    2,413,562
   Deferred income taxes                                                       1,429,900
   Equity investment                                                672,828

     Total other assets                                           2,688,978    3,843,462

 TOTAL ASSETS                                                   $32,792,977  $22,694,737

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PLASTICS MFG. COMPANY AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Continued)
 September 30, 2001 and 2001

     LIABILITIES AND STOCKHOLDERS' EQUITY                       2001         2000
 Current liabilities:
   Current maturities - Obligations under capital leases  $ 2,751,081 $    60,528
   Note payable - Bank                                      5,172,500   4,200,000
   Accounts payable:
     Trade                                                  5,563,598   8,283,928
     Related parties                                        2,553,620   2,776,856
   Accrued and other liabilities:
     Payroll, bonuses, and vacation                         1,102,426     331,405
     Customer deposits                                      1,143,906   1,635,138

     Total current liabilities                             18,287,131  17,287,855

 Long-term liabilities:
   Deferred income taxes                                      471,000
   Obligations under capital leases                         4,965,566     210,554

     Total long-term liabilities                            5,436,566     210,554

 Stockholders' equity:
   Common stock - No par value:
     Authorized - 15,000,000 shares                         9,413,189   9,200,789
   Accumulated deficit                                       (343,909) (4,004,461)

     Total stockholders' equity                             9,069,280   5,196,328

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $32,792,977 $22,694,737

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PLASTICS MFG. COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 Years Ended September 30, 2001, 2000 and 1999

                                                               2001         2000         1999
 Sales:
   Molding                                                $56,125,892    $23,246,344 $  4,561,615
   Tooling                                                  7,880,602      8,058,721    1,217,037
   Related parties                                          1,120,226      2,115,051    1,686,730

      Total sales                                          65,126,720     33,420,116    7,465,382
 Cost of sales:
   Molding and tooling                                     41,596,162     19,919,459    4,575,334
   Related parties                                          9,594,571      9,953,889    3,036,764

      Total cost of sales                                  51,190,733     29,873,348    7,612,098
 Gross profit (loss) on sales                              13,935,987      3,546,768     (146,716)
 Operating expenses:
   Administrative and general expenses                      7,496,979      3,655,859      795,404
   Management fee - Related party                                            784,228      373,269
   Lease procurement fee - Related party
                                                                                        1,817,600

      Total operating expense                               7,496,979      4,440,087    2,986,273
 Income (loss) from operations                              6,439,008      (893,319)   (3,132,989)
 Other income (deductions):
   Other income                                               288,868        19,115         5,006
   Interest expense                                          (839,152)     (265,255)      (21,872)
   Equity investment                                          (52,172)
 Income (loss) before provision (credit) for income
    tax and cumulative effect of accounting change          5,836,552    (1,139,459)   (3,149,855)
 Provision (credit) for income taxes                        2,176,000      (462,300)     (496,710)
 Income (loss) before cumulative effect of accounting
    change                                                  3,660,552      (677,159)   (2,653,145)
 Cumulative effect of accounting change, net of $68,000
    deferred tax benefit                                                                  (95,614)
 Net income (loss)                                        $ 3,660,552    $ (677,159) $ (2,748,759)
 Per basic share:
    Income (loss) before accounting change                $      0.96    $    (0.18) $      (1.01)
    Cumulative effect of accounting change                                                  (0.04)
 Net income (loss) per share                              $      0.96    $    (0.18) $      (1.05)
 Per diluted share:
    Income (loss) before accounting change                $      0.85    $    (0.18) $      (1.01)
    Cumulative effect of accounting change                                                  (0.04)
 Net income (loss) per share                              $      0.85    $    (0.18)        (1.05)
 Weighted average shares in computing basic net income
    (loss) per share (in thousands)                             3,801         3,764         2,614
 Weighted average shares in computing diluted net income
    (loss) per share (in thousands)                             4,301         3,764         2,614

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PLASTICS MFG. COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 Years Ended September 30, 2001, 2000 and 1999

                                       COMMON STOCK
                                OUTSTANDING                 STOCK       ACCUMULATED
                                   SHARES      AMOUNT   SUBSCRIPTIONS     DEFICIT
 Balance, October 1, 1998          819,000   $2,845,000   $1,200,000    $ (578,543)

 Common stock sales                431,000    6,058,400
 Stock split                     2,500,000
 Common stock subject to
    rescission                    (722,490)  (1,951,360)
 Management fee applied                                     (415,772)
 Net loss                                                               (2,748,759)

 Balance, September 30, 1999     3,027,510    6,952,040      784,228    (3,327,302)

 Common stock sales,
    net of issue costs              41,912      297,389
 Common stock released
    from rescission                722,490    1,951,360
 Management fee applied                                     (784,228)
 Net loss                                                                 (677,159)

 Balance, September 30, 2000     3,791,912    9,200,789                 (4,004,461)

 Common stock issued for
    acquisitions net of amounts
    held by subsidiary              17,700      212,400
 Net income                                                              3,660,552

 Balance, September 30, 2001     3,809,612   $9,413,189   $        -    $ (343,909)

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PLASTICS MFG. COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended September 30, 2001, 2000 and 1999


                                                               2001       2000      1999
 Increase (decrease) in cash and cash equivalents:
   Cash flows from operating activities:
      Net income (loss)                                 $  3,660,552    $(677,159) $(2,748,759)
      Cumulative effect of accounting change                                            95,614
      Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
           Provision for depreciation and amortization     2,848,002      245,015       94,080
           Gain on sale of fixed assets                     (291,046)
           Loss from equity investment                        52,172
           Lease procurement fee                                                     1,817,600
           Management fees applied to stock subscription                  784,228      415,772
           Provision (credit) for deferred income tax      1,853,900     (462,300)    (496,760)
           Provision for bad debts                           354,706       40,000
           Changes in operating assets and liabilities:
                Accounts receivable                         (260,271)  (4,678,637)  (2,877,380)
                Progress receivable                         (106,575)      80,673     (111,745)
                Inventories                               (1,449,786)  (2,126,293)  (1,001,233)
                Prepaid expenses and other assets            (11,470)      31,480      (55,319)
                Accounts payable                            (997,602)   3,390,791    2,143,954
                Accrued and other liabilities                581,004      127,694      196,314
                Customer deposit                          (1,427,688)   1,193,699      441,439

   Net cash provided by (used in) operating activities     4,805,898   (2,050,809)  (2,086,423)

   Cash flows from investing activities:
      Deposits on leases                                     572,440     (224,523)  (1,899,189)
      Cash paid for equity investment                       (725,000)
      Proceeds from sale of assets                           258,843
      Purchase of equipment                               (3,269,452)  (1,966,136)    (443,996)

   Net cash used in investing activities                  (3,163,169)  (2,190,659)  (2,343,185)

   Cash flows from financing activities:
      Payments on capital lease obligations               (2,158,806)     (28,973)
      Borrowings on note payable - Bank                      772,500    3,775,000      425,000
      Proceeds from issuance of common stock                              502,944    4,240,800
      Cash paid for stock issuance costs                                 (205,555)

   Net cash provided by (used in) financing activities    (1,386,306)   4,043,416    4,665,800

 Net increase (decrease) in cash and cash equivalents        256,423     (198,052)     236,192
 Cash and cash equivalents at beginning                       47,761      245,813        9,621

 Cash and cash equivalents at end                       $    304,184   $   47,761    $ 245,813

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principal Business Activity

     Plastics Mfg. Company ("PMC") is a holding company, which owns 100% of the stock of TecStar Mfg. Company ("TecStar") and, during 2001, acquired 100% of the stock of Statistical Plastics Corporation ("SPC") and PCI Consulting and Leasing, Inc. ("PCI"), collectively the companies are referred to as the "Company." TecStar was in the development stage through March 31, 1999. Manufacturing operations commenced in November 1997 with sales initially being made primarily to related companies.

     TecStar produces high-quality injection-molded plastic parts for various original equipment manufacturers located throughout the world. It also derives revenues from the sale of high-quality molds, the manufacture of which is currently subcontracted, primarily to affiliates. The majority of these molds are intended for parts produced at its facility in Germantown, Wisconsin. SPC provides mold sampling of new and rebuilt tooling and develops processing parameters for high volume plastic part production. PCI is now a captive leasing company of production machinery.


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

 INVENTORIES

     Inventories are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market.

     Inventories consist of the following:

                                                2001           2000
   At current cost:
   Perishable tools                      $      58,444   $     47,551
   Raw materials                             2,151,024      1,717,544
   Customer tooling work in process          1,335,577        272,059
   Finished products                         1,607,543      1,162,574
   Totals                                  $ 5,152,588   $  3,199,728

 PLANT, EQUIPMENT, AND DEPRECIATION

     Plant and equipment are valued at cost and include equipment under leases that have been capitalized. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of plant and equipment are reflected in income. Depreciation and amortization is computed on the straight-line and accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets or the terms of the lease, whichever is required.

 ACCOUNTS PAYABLE

     The Company's banking system allows for the daily replenishment of major bank accounts for check-clearing requirements. Outstanding checks in the amount of $578,000 at September 30, 2001 have been classified as accounts payable.

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

 NET INCOME PER SHARE

     Net income per basic share is calculated by dividing net income by the weighted average of common shares outstanding during the year. Net income per diluted share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of
                                  -21-
 outstanding stock options, if dilutive. The weighted average shares outstanding in computing diluted net income per share in 2000 is the same as that used in net income per basic shares as the effect of the additional shares would be antidilutive due to the net loss. No stock options were outstanding in 1999.

  NOTE 2  NOTE PAYABLE - BANK

     As of September 30, 2001, the Company has a revolving note payable agreement at one financial institution which allows for borrowings of up to $7,000,000 through February 2002. Outstanding advances bear interest at the adjusted interbank offering rate plus 2.25% (effective rate of 6.33% as of September 30, 2001).

     SPC has revolving note payable agreement which allows for borrowings of up to $500,000 through February 2002. Outstanding advances bear interest at the prime rate plus .5% (effective rate of 6.5% as of September 30, 2001).

     The note payable agreements are secured by substantially all assets of the Company. Borrowings are limited to qualified accounts receivable and inventory levels. The note payable agreements contain covenants pertaining to maintaining minimum working capital and tangible net worth levels.

     At September 30, 2001 and 2000, $5,172,000 and $4,200,000,
 respectively, were outstanding on the note payable agreements.

 NOTE 3  CAPITAL LEASES

     The Company leases various items of equipment that qualify as capital leases. The leases require monthly payments ranging from $149 to $35,080 and expire during the next five years. Substantially all of the capitalized leases contain bargain purchase options.

     During 2001, PCI sold to Moldmakers, Incorporated, a related party, the right of use and bargain purchase options of equipment under capital leases for cash proceeds of $258,843 and the transfer of capital lease obligations totaling $2,897,369. PCI is contingently liable for the payment of the transferred leases whose principal balance totaled approximately $2,572,000 as of September 30, 2001.

   Machinery and equipment includes the following amounts for leases that have been capitalized:
                                               2001          2000
 Machinery and equipment                  $ 11,599,941  $     300,055
 Accumulated amortization                   (1,923,030)       (18,740)

 Net amortized value                      $  9,676,911  $     281,315

 Lease amortization is included in deprecation expense.

     Future minimum payments, by year and in the aggregate, under the capital leases consist of the following:

                                                                    CAPITAL
                                                                     LEASES
     2002                                                   $    3,355,756
     2003                                                        2,531,167
     2004                                                        1,866,097
     2005                                                        1,072,648
     2006                                                          119,942
     Thereafter                                                     42,432

     Total minimum lease payments                                8,988,042
     Amount representing interest                                1,271,395

     Present value of net minimum lease payments                 7,716,647
     Less - Current maturities                                   2,751,081

     Long-term obligations under capital lease              $    4,965,566

  NOTE 4  OPERATING LEASES

     The Company currently leases equipment on a short-term basis from Moldmakers Leasing & Investments Limited Partnership, LLP ("Moldmakers Leasing") a related party through common control. The equipment lease payments are generally based on 105% of Moldmakers Leasing's lease cost. Monthly payments currently range from $7,350 to $8,150.

     In addition, the Company leases facilities from Moldmakers Leasing under a ten year triple net operating lease agreement that expires in July 2006. The lease calls for monthly payments based on 105% of Moldmakers Leasing's debt service cost related to the space occupied by the Company. The current monthly rental payment is $45,280.

     The Company also leases vehicles and equipment from third parties under operating lease agreements requiring monthly payments ranging from $638 to $18,636. The leases expire at various times over the next five years.

     Prior to PMC's acquisition of PCI (Note 16), PMC leased equipment from PCI under short-term operating lease agreements whose monthly payments were generally based on 105% of PCI's lease cost.

     Lease expense for the Company's operating leases totaled $2,746,052, $2,615,609, and $1,871,730 in 2001, 2000, and 1999 respectively.
                                  -23-
     The Company's principal stockholder has guaranteed substantially all of the Company's lease obligations.

     Future minimum payments, by year and in the aggregate, under the noncancelable operating leases with initial or remaining terms in excess of one year consisted of the following:

     Years Ending September 30,
     2002                                         $    1,205,242
     2003                                              1,131,734
     2004                                              1,102,772
     2005                                                950,875
     2006                                                659,593

     Total minimum lease payments                 $    5,050,216

     Lease deposits outstanding at year-end consist of the following:

                                                2001      2000
     Facility - Moldmakers Leasing       $      60,000  $     60,000
     Equipment                                  56,150       374,860
     Future equipment leases -
        Moldmakers Leasing                   1,900,000     1,900,000
     Other                                                    78,702

     Totals                               $  2,016,150  $  2,413,562

 NOTE 5  DEFINED CONTRIBUTION PENSION PLAN

     The Company maintains a retirement savings plan for substantially all employees which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Company contributions are discretionary and amounted to $90,682, $71,066, and $13,196 in 2001, 2000, and 1999, respectively. Participants vest immediately in their contributions and vest in the Company contributions over a seven-year period of service.

 NOTE 6  INCOME TAXES

     The provision (credit) for income taxes consists of the following:

                                                 2001       2000            1999
     Current expense (credit):
       Federal                            $    246,100  $             $
       State                                    76,000                        50

     Total current                             322,100                        50

     Deferred tax expense (credit):          1,853,900    (462,300)     (496,760)

     Provision (credit) for income taxes  $  2,176,000  $ (462,300)   $ (496,710)

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are as follows:

                                                 2001          2000
     Deferred tax assets:
       Organization cost                   $    23,000     $    36,200
       Operating loss carryforwards                          1,495,400
       Vacation                                 46,000          13,500
       Other                                    21,000

     Total deferred tax assets                  90,000       1,545,100

     Deferred tax liabilities:
       Depreciation and amortization          (561,000)       (103,000)
       Progress receivables                                    (12,200)

     Total deferred tax liabilities           (561,000)       (115,200)

     Net deferred tax assets (liabilities)  $ (471,000)     $1,429,900

     The provision (credit) for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income tax rate to pretax income (loss) items as a result of the following differences:

                                                             PERCENT
                                                     2001    2000     1999
     Statutory federal income tax rates              34.0   (34.0)   (34.0)
     Increase (decrease) in rates resulting from:
       Nondeductible items                           (2.0)    1.2     19.6
       State income taxes - Net of federal benefit    5.0    (5.2)    (2.3)
       Other                                          0.3    (2.5)     0.9

     Effective tax rates                             37.3   (40.5)   (15.8)

 NOTE 7             STOCK OPTIONS

   During 2000, the Company granted stock options totaling five million shares to its president, Mark G. Sellers, or entities that he controlled. The option price was set at $10 per share with an expiration date of September 30, 2001. The fair value of the options granted was estimated on the grant date using an option-pricing model that considered the expected dividends, risk-free interest rate, and lives of the options. The option price approximated the fair value of the stock on the grant date. In accordance with Accounting Principles Board Opinion No. 25, no compensation expense was recorded by the Company. No options were issued during 2001 or 1999.

   The options granted during 2000 had a grant date fair value of $0.
 This amount was determined pursuant to a modified Black-Scholes option pricing model using assumptions of a) an option term of two years, b) a risk-free interest rate of 5.62%, c) no dividends per share, and d) no volatility.

   All of the options granted in 2000 expired on September 30, 2001 with no options being exercised.

   The Company intends to issue stock options to Mark Sellers in fiscal 2002 to replace the expired during 2001. The options are expected to be issued at the then fair value of the stock.

 NOTE 8             SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION

   Supplemental cash flow disclosure information is as follows:

                                                                  2001       2000         1999
      Cash paid during the year for:
        Interest                                            $    849,837   $  265,255  $ 21,875
        Income taxes                                             341,510                     25

      Noncash investing and financing activities:
        Acquisition of machinery and equipment
        through capital lease                               $  2,429,045   $  300,055  $

      Common stock issued for acquisition of businesses:
         Machinery and equipment                             $12,617,199
         Debt assumed                                           (200,000)
         Capital lease obligations assumed                   (10,221,760)
         All other net liabilities assumed                    (1,983,039)

          Net total                                          $   212,400

      Release of capital lease obligations in
        connection with sale of machinery                    $ 2,897,369

      Acquisition of machinery and equipment
        through accounts payable                             $   331,081  $4,710,732

      Transfer of stock subject to rescission to
        (from) stockholders' deficit                                      $1,951,360    ($1,951,360)

      Management fee applied to stock
        subscriptions                                                     $  784,228   $    415,772

 NOTE 9   ACQUISITIONS

     The Company acquired 100% of the outstanding common stock of PCI on March 31, 2001 and SPC on December 31, 2000 in exchange for PMC common stock consideration of 16,800 and 900 shares (net of 705,000 shares of PMC stock owned by SPC), respectively. The total purchase price paid by PMC for PCI and SPC totaled $212,400, using the Company's common stock's estimated fair value of $12 per share. The acquisitions were accounted for using the purchase method of accounting.

     The following table presents the unaudited proforma condensed results of operations for the year ended September 30, 2001 and 2000 as if the acquisitions of PCI and SPC were completed at the beginning of each period presented.

                                             UNAUDITED  UNAUDITED
                                              PROFORMA   PROFORMA
                                               2001       2000
     Net sales                            $66,318,349  $37,184,912
     Operating profit (loss)                6,974,137      (34,355)
     Net earnings (loss)                    3,635,516     (433,931)

     Earnings (loss) per share:
       Basic                                    $0.95       ($1.26)
       Diluted                                  $0.84       ($1.26)

 NOTE 10  RELATED PARTY TRANSACTIONS

     During the periods presented, the Company transacted business with certain other companies, related by common control. These companies are collectively referred to as the MGS Group. The activity consisted primarily of buying and selling services between the parties, whose services complement one another. Also included is the purchase of services from one company that performs human resources, marketing, finance, and other administrative duties for all of the related companies. Mark G. Sellers, who beneficially owns approximately 60% of the Company's issued and outstanding common stock, also controls a majority of the equity interests of each of the companies. Scott W. Scampini, Executive Vice President of the Company, owns between 10.5% and 25% of the equity interests of these related companies.

          These transactions are summarized as follows:

                                          MOLDMAKERS,    MOLDMAKERS
              1999                       INCORPORATED*     LEASING      SPC       PCI
 Outsourcing allocation charges**            $862,872                $139,050
 Machine time sales                                                $1,304,030
 Facility lease expense                                  $305,500
 Equipment lease expense                                 $116,430               $1,449,800
 Tooling purchases                           $664,133
 Mold sampling charges                                                $50,958
 Lease procurement fee                                 $1,817,600

                                          MOLDMAKERS,    MOLDMAKERS
              2000                       INCORPORATED*     LEASING      SPC           PCI

 Outsourcing allocation charges***          $2,618,418                  $170,584
 Machine time sales                                                   $2,271,882
 Facility lease expense                                    $193,520
 Equipment lease expense                                   $103,040                $2,078,025
 Tooling purchases                          $3,809,091                   $19,290
 Mold sampling charges                                                  $272,427

                                         MOLDMAKERS,    MOLDMAKERS
             2001                       INCORPORATED*     LEASING          SPC**        PCI**
 Outsourcing allocation charges***        $1,496,006                      $36,224
 Machine time sales                                                      $147,763
 Facility lease expense                                  $630,892
 Equipment lease expense                                 $118,210                    $1,477,500
 Consulting fees paid                                    $100,000
 Tooling purchases                        $6,279,965
 Mold sampling charges                                                   $127,340

     *As the result of mergers in 2001 and 2000, Moldmakers, Incorporated
      (f/k/a MGS Manufacturing Group, Inc.) includes transactions with all of the following companies: MGS Enterprises, Cadd Plus, O&S Design, Moldmakers Die Cast Tooling Division, Moldmakers, Prototype Mold and Design, and Redline, Inc.

     **Amounts include all activity prior to acquisition of SPC and PCI by PMC in 2001.

     ***Amounts include charges for services rendered for administrative, design, computer services, quality operations, quality consulting, project management, maintenance, and shipping.

   The Company also reimburses Moldmakers, Incorporated for certain shared expenses, such as insurance costs, utilities, shop supplies, and other shared costs. These costs totaled approximately $2,401,070, and $2,181,000 in 2001 and 2000, respectively.
                                  -29-
   The Company had entered into management agreements with its three initial stock subscribers under which it would pay them an aggregate management fee equal to 5% of gross sales through December 31, 2001. The Company agreed with those related companies to offset payment of the management fees due them against the stock subscriptions. The amount offset totaled $415,772 in 1999 and $784,228 in 2000. In addition to providing management services, each of the three companies solicits sales on behalf of the Company. On October 1, 1999, the Company agreed to extend the agreements to December 31, 2006. On May 1, 2000, the Company terminated the management agreements and all modifications to them.

   Some of the Company's other stockholders also have ownership interests and management functions in the above related entities. The existence of common control could result in operating results or financial position of the Company being significantly different from those that would have been obtained had such control not existed, although there is no indication that such control has had an adverse affect on the Company.

 NOTE 11  CONTINGENCIES

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

   During 2001, the Company settled a lawsuit filed against it in February 1999 in the District Court of Tarrant County, Texas, with respect to a lease entered into by the Company in November 1998. As part of the settlement, the Company paid rent in the sum of $250,000 and forfeited a lease deposit of $25,000.

 NOTE 12  LEASE PROCUREMENT FEE

     During 1999, the Company recorded a charge of $1,817,600 for expenses related to leases procured by a related company on the Company's behalf. This related company purchased common stock from the Company during 1999. The charge represents the difference between the approximate fair market value of the stock and the price paid by the related company. No similar expense was incurred during 2001 or 2000.

 NOTE 13  MAJOR CUSTOMERS

     The Company's customers operate in a number of different industries. As of September 30, 2001, 2000, and 1999, sales to up to nine separate divisions of one customer in each year were approximately $28,647,000, $11,595,000, and $2,018,000, respectively.

     Sales by geographical location of customers were approximately as follows:

                                           2001      2000          1999
     United States                   $ 39,877,000 $ 27,545,000 $ 4,495,000
     Brazil                             3,492,000    1,325,000
     China                                698,000      925,000   1,370,000
     United Kingdom                     9,080,000    3,075,000   1,190,000
     Germany                            9,073,000
     Other countries                    2,528,000      550,000     410,000

     Totals                          $ 64,748,000 $ 33,420,000 $ 7,465,000

     The Company presently does not require collateral from its customers. To reduce credit risk, the Company performs ongoing evaluations of its customers' financial condition. As of September 30, 2001 and 2000, major customers owed approximately 34% and 29%, respectively, of the Company's accounts receivable.

 NOTE 14  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In accordance with Statement of Position 98-5 issued by the Accounting Standards Executive Committee, the Company has chosen to charge all start-up costs to operations as of October 1, 1998. As a result, organization costs amounting to $95,614 (after taxes of $68,000) remaining unamortized as of that date were written off. Prior to this change, organization costs were amortized over five years.

 NOTE 15  STOCK SUBJECT TO RESCISSION

     The Company sold 722,490 shares of common stock from August 1999 to September 1999 that may not have qualified for exemption from registration under federal and state securities law. A rescission offer was made to repurchase these shares for a 30-day period in fiscal 2000. The Company had a written agreement with its president and affiliated organizations to purchase shares tendered in the rescission offer. The amounts received for shares subject to the rescission offer totaling $1,951,360 were classified outside of permanent equity in the balance sheet as of September 30, 1999.

     The rescission period ended on April 14, 2000. None of the shares subject to rescission were tendered during the offer. Consequently, the Company reclassified the amounts received for those shares into permanent equity.

 NOTE 16  CAPITAL STOCK ACTIVITY

     Three related parties subscribed to the initial 500,000 shares of stock issued. The subscription agreements provide for the payment of $.10 per share upon issuance of the stock with the remaining $2.40 per share payable on December 31, 2001. The subscriptions were paid in full as of September 30, 2000 by applying management fees earned (Note 9) during 2000 and 1999.

     On September 30, 1999, the Company declared a three-for-one stock split effected in the form of a dividend of two shares per share then outstanding. The record date was September 30, 1999.

     Effective September 2000, the Company created a nonqualified restricted stock plan. The Company has set aside 200,000 shares of stock to be used by the Plan. Restricted stock awards can be granted to employees at the discretion of the Company. To date no awards have been made.

 NOTE 17  EQUITY INVESTMENT

     In September 2001, the Company formed a joint venture with Mikron Infocom Technology Corp Texas and Mikron Delaware Corporation (Mikron). The venture was organized as a jointly owned and controlled limited partnership named Mikron TecStar LP. Mikron and the Company each have a 50% ownership interest and share all decision making and management responsibilities. The Company received its 50% ownership interest in exchange for a cash contribution of $725,000. The Company's investment in Mikron TecStar LP is currently held in a wholly owned subsidiary of TecStar, which has no other activity.

     The following is a summary of financial position and results of operations of Mikron TecStar LP as of September 30, 2001 and for the one month period then ended:

     Total assets                                    $4,984,065
     Total liabilities                                3,638,409
     Total members' equity                           $1,345,656

     Sales                                           $    2,437

     Net loss                                        ($ 104,344)

     Percent owned as of September 30, 2001                50.0%

     Equity in net assets - September 30, 2001         $672,828

     Carrying value of investment - September, 2001    $672,828

 NOTE 18  ADVERTISING COSTS

     The Company expenses advertising costs as incurred (or the first time the advertising takes place). Total advertising costs charged to expense for 2001, 2000, and 1999 were $37,972, $83,913, and $6,037, respectively.
                                  -32-
 NOTE 19  FUTURE ACCOUNTING CHANGES

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for intangible assets, with indefinite lives, such as trade names and goodwill. Intangible assets with indefinite useful lives shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS
 No. 142 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS 142 on October 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

  In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impact of adopting either of these statements is not anticipated to have a material impact on the consolidated financial statements.
                                  -33-
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                             PART III


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 DIRECTORS

     Our directors are elected annually. The following information is provided with respect to directors:

                            PRINCIPAL OCCUPATION
                            AND OTHER
 NAME AND AGE               DIRECTORSHIPS                             DIRECTOR SINCE
 Mark G. Sellers, 47      Chairman of the Board, CEO                       1996
                          and Treasurer of the Company and TecStar
                          and president, director and/or partner of
                          Moldmakers, Incorporated and its affiliates

 Scott W. Scampini, 49    Executive Vice President and Secretary of the    1996
                          Company and TecStar; also an officer, director
                          and/or partner of Moldmakers, Incorporated and its
                          affiliates; Mr. Scampini was in public accounting
                          prior to joining the MGS Group in 1993 at
                          BDO Siedman, LLP (1984-1993) and Price
                          Waterhouse (1977-1982)

 Jeffrey A. Kolbow, 33    Vice President - Finance of MGS Enterprises,     1999
                          Inc., and an officer and/or director of
                          Moldmakers, Incorporated and its affiliates;
                          Mr. Kolbow has served these companies in
                          various capacities since 1995; previously, BDO
                          Siedman, LLP (1990-1995)

 Bruce L. Schneider, 49   Vice President - Finance of the Company and      1999
                          TecStar since July, 1999, and also an officer
                          and/or director of Moldmakers, Incorporated and
                          its affiliates; previously, controller, Sterling
                          Tool Mfg. Co. (1994-1996)
                                  -35-
 Rade (Rudi) Petrovic, 53 Vice President - Sales of the Company and        1996
                          TecStar; previously employed by Regina
                          U.S.A., a division of Regina Industria, an
                          Italian manufacturer of conveyor chains
                          (1989-1995); Mr. Petrovic has been employed
                          by Moldmakers, Incorporated or its affiliates
                          since 1995

 EXECUTIVE OFFICERS

     Executive officers are elected annually.

 NAME AND AGE        OFFICE

 Mark G. Sellers, 47    *

 Scott W. Scampini, 49  *

 Bruce L. Schneider, 49 *

 Rade R. Petrovic, 51   *

 Craig R. Hall, 53      President since August, 2000; Chief Operating
                        Officer of TecStar since November, 1999;
                        previously, Vice President of Technology,
                        Tulip Corporation (January, 1998 - November,
                        1999); Manager of Molding, Mattel Power
                        Wheels (February, 1995 - January, 1998)

 John R. Burt, 41       Director of Engineering and Sales since
                        October, 1999; previously, Sales and Marketing
                        Director, Oberg Industries (1998-1999);
                        Business Unit Manager, Intesys Technologies
                        (1990-1998)

 * See "Directors."
                                  -36-
 ITEM 11. EXECUTIVE COMPENSATION.

 COMPENSATION OF DIRECTORS

     Our directors are not compensated for their services as directors.

 EXECUTIVE COMPENSATION

     The table below sets forth the compensation earned by, or awarded or paid by us, to our CEO and to each of our three other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the last fiscal year.

                    SUMMARY COMPENSATION TABLE

                                     Annual Compensation                                Long Term Compensation
                                                                                                Awards
                                                                                       Securities
                                                                           Restricted  Underlying
 Name and Principal                                         Other Annual     Stock      Options/   All Other
 Position                  Year      Salary      Bonus    Compensation($)  Awards(1)    SARs(#)    Compensation
 Mark G. Sellers; CEO of   2001         (2)        (2)         (2)             0            0          (2)
 the Company               2000         (2)        (2)         (2)             0     5,000,000         (2)
                           1999         (2)        (2)         (2)             0             0         (2)
 Craig R. Hall; President  2001      $111,000      $24,000     $0              0             0      $   0
                           2000      $108,700      $     0     $0              0             0      $   0
 John R. Burt;             2001      $147,400      $     0     $0              0             0      $ 3,150(3)
 Director - Engineering    2000      $127,465      $     0     $0              0             0      $ 1,615
 and Sales
 Rade R. Petrovic; Vice    2001      $111,000      $ 3,000     $0              0             0      $ 1,640(3)
 President - Sales         2000      $105,800      $     0     $0              0             0      $ 1,560
                           1999      $105,800      $     0     $0              0             0      $ 1,560

 {(1)}We adopted the Restricted Stock Plan during fiscal year 2000.  No grants had been made under the plan at fiscal year-end.
 {(2)}Mr. Sellers did not receive any salary, bonus, or other compensation from
      us. See Item 13, Certain Relationships and Related Transactions. {(3)}Amounts contributed to 401(k) plan.

 OPTION EXERCISES AND HOLDINGS

     No options were granted in 2001 to executive officers named in the summary compensation table. We anticipate that we will grant options to acquire 5,000,000 shares of our stock to Mr. Sellers and certain of his affiliates to replace the options that expired on September 30, 2001. No options were exercised by any executive officer named in the summary compensation table during our last fiscal year and no options were outstanding on September 30, 2001.
                                  -37-
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to beneficial ownership of our common stock as of December 15, 2001, by each director;
     each holder of more than 5% of our common stock;
     each of the officers listed in the Summary Compensation Table; and all current directors and executive officers as a group.

     Except as indicated in the footnotes to this table, the individuals named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                       Number of Shares        Percentage
      NAME                            BENEFICIALLY OWNED        OF CLASS
 Moldmakers, Incorporated*                  1,015,950           26.67%
 Moldmakers Leasing & Investments*            680,460           17.86%
 Mark G. Sellers                            1,900,845 {(1)}     49.89%
 Scott W. Scampini                            162,938            4.27%
 Jeffrey A. Kolbow                              9,000            **
 Rade R. Petrovic                              60,720            1.59%
 Bruce L. Schneider                            30,600            **
 Craig R. Hall                                      0            -
 John R. Burt                                   9,130            **
 All directors and officers as a group (7)  2,173,233           57.05%

 *Mailing address:  W188 N11707 Maple Road, Germantown, WI 53022-8214
 **Less than 1%
 {(1)}Includes 1,696,410 shares beneficially owned by Moldmakers, Incorporated and Moldmakers Leasing over which Mr. Sellers exercises management and voting control as principal executive officer and in which Mr. Sellers directly or indirectly holds a majority of the equity interests. See "Option Exercises and Holdings" under Item 11.

                                  -38-
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 RELATED PARTY TRANSACTIONS

     We have entered into various transactions with Moldmakers, Incorporated (including Moldmakers Leasing) to provide management and administrative services, equipment, and facilities. We expect that additional transactions of a similar nature will be entered into in the future. None of these agreements is the result of independent, arms-length negotiations and no independent third party has reviewed or approved any of these arrangements. We believe that the services, equipment and/or real estate transactions which have been or which will be entered into with Moldmakers, Incorporated are, or will be, on terms no less favorable than comparable transactions entered into with independent parties. The types of transactions we have entered into with Moldmakers, Incorporated, and the aggregate dollar amounts attributable to transactions with each company which:

 o aggregated more than $60,000; or

 o aggregated more than 5% of our consolidated gross revenues or 5% of Moldmakers, Incorporated consolidated gross revenues; or

 o represented an indebtedness at the end of our 2001 fiscal year in excess of 5% of our total consolidated assets;

 are set forth below.

     RELATED PARTY PURCHASES

 o We subcontract with Moldmakers, Incorporated companies for moldmaking, engineering, maintenance, sampling, and other services related to our production orders from customers. The aggregate amount of these contracts and services in 2001 was $7,775,971.

 o Leases between us and Moldmakers Leasing under which we lease our Germantown, Wisconsin facility. Rent payments to Moldmakers Leasing in fiscal 2001 under these leases were $630,892.

 o Subleases for a majority of our production equipment with Moldmakers Leasing and PCI Consulting and Leasing, Inc. Rent payments in fiscal 2001 under these leases to Moldmakers Leasing were $118,210. We acquired PCI Consulting and Leasing, Inc. on March 31, 2001.

 We provided 35% of Moldmakers Leasing's revenue in fiscal 2001.

 o Agreements between us and Moldmakers, Incorporated for accounting, sales and marketing services, and human resources services. During fiscal 2001, we paid Moldmakers, Incorporated
                                  -39-
   $558,066 for accounting, human resource, and other administrative services, and $13,500 for sales and marketing services.

 o Agreements between us and Moldmakers, Incorporated for management information systems and related computer support services. During fiscal 2001, we paid $83,325 for these services;

     RELATED PARTY SALES

 o Agreements with other Moldmakers, Incorporated companies under which we were compensated based upon hourly rates. These contracts resulted in payments of $433,338.
                                  -40-
                              PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this report.

 (1)  The following financial statements are filed as part of this report:

 (i)  Consolidated Balance Sheets as of September 30, 2001 and 2000

 (ii) Consolidated Statements of Operations for the years ended September 30, 2001, 2000, and 1999

 (iii)Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000, and 1999

 (iv) Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000, and 1999

 (v)  Notes to Consolidated Financial Statements

 (2)  Financial Statement Schedules

 Schedules prescribed by Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto.
                                  -41-
 (3)  Exhibits

 Exhibits required by Item 601 of Regulation S-K:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION


  3.1 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
  3.2 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
  4.1 $7,000,000 Loan Agreement between M&I Northern Bank and the Company, as last amended November 7, 2000, incorporated by reference to
         Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 2000 (Commission File No. 333-92019)
  4.2 $500,000 Loan Agreement between M&I Northern Bank and Statistical Plastics Corporation dated May 1, 2001, incorporated by reference to
         Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 333-92019)
 10.01   Mark G. Sellers Stock Option Agreement, incorporated by reference to
         Exhibit 10.01 to Form S-1 (Registration No. 333-92019)
 10.02 MGS Childrens' Trust Stock Option Agreement, incorporated by reference to Exhibit 10.02 to Form S-1 (Registration No. 333-92019)
 10.03 Moose Lake Trust Stock Option Agreement, incorporated by reference to Exhibit 10.03 to Form S-1 (Registration No. 333-92019)
 10.04   Moldmakers Leasing & Investments Limited Partnership, LLP Stock
         Option Agreement, incorporated by reference to Exhibit 10.04 to Form S-1 (Registration No. 333-92019)
 10.05 Moldmakers, Inc. Stock Option Agreement, incorporated by reference to Exhibit 10.05 to Form S-1 (Registration No. 333-92019)
 10.06 Management Agreement Between Registrant and MGS Enterprises, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.07 Management Agreement Between Registrant and Moldmakers Management, Inc. dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.08 Management Agreement Between Registrant and Statistical Plastics Corporation dated December 31, 1996, as amended and terminated May 1, 2000, incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 333-92019)
 10.09 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to
         Exhibit 10.09 to Form S-1 (Registration No. 333-92019)

 10.10 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
 10.11 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
 10.12 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
 10.13 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration No. 333-45830)
 10.14 Equipment Lease dated April 25, 2001 between M&I National Leasing Corp. and the Company, incorporated by reference to
         Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 333-92019)
 21.1    Subsidiaries of the Registrant
 23.1    Consent of Wipfli Ullrich Bertelson LLP

     (B)  REPORTS ON FORM 8-K:

          None
                                  -43-
                            SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PLASTICS MFG. COMPANY


     December 27, 2001        By:  SCOTT W. SCAMPINI
                                   Scott W. Scampini
                                   Executive Vice President

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on December 27, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

        SIGNATURE             TITLE

 MARK G. SELLERS         President and Chief Executive Officer
 Mark G. Sellers         and a director (Principal Executive Officer)


 SCOTT W. SCAMPINI       Executive Vice President and Director
 Scott W. Scampini


 BRUCE L. SCHNEIDER      Vice President - Finance and Director
 Bruce L. Schneider      (Principal Financial and Accounting Officer)


 JEFFREY A. KOLBOW       Director
 Jeffrey A. Kolbow


 RADE PETROVIC           Director
 Rade Petrovic

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     No annual report covering the Registrant's last fiscal year has been sent to security holders of the Registrant. No proxy statement, form of proxy or other proxy soliciting material was sent to more than ten of the Registrant's security holders with respect to the annual meeting of shareholders held during the registrant's last fiscal year. The Registrant does not contemplate furnishing an annual report (other than a copy of the audited financial statements which comprise Item 8 of the Registrant's annual report on Form 10-K for the year ended September 30,
 2001) to its shareholders or proxy solicitation materials to more than ten persons in connection with any annual or other meeting of shareholders.
                                  -45-

                           EXHIBIT INDEX*
                                TO
                            FORM 10-K
                                OF
                        PLASTICS MFG. COMPANY
                 FOR THE YEAR ENDED SEPTEMBER 30, 2001
             Pursuant to Section 102(d) of Regulation S-T
                    (17 C.F.R. Section 232.102(d))



 EXHIBIT 21.1 SUBSIDIARIES OF THE REGISTRANT

 EXHIBIT 23.1 CONSENT OF WIPFLI ULLRICH BERTELSON LLP



     *Exhibits required by Item 601 of Regulation S-K which have previously been filed and are incorporated herein by reference are set forth in Part IV, Item 14(a) of Form 10-K to which this Exhibit Index relates.
                                  -46-