Form 10-Q
period 2001-12-31
PLASTICS MFG CO
filed 2002-02-14
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2001

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

                             Yes        No   X

 The number of common shares outstanding at February 13, 2002 was 3,809,612.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, December 31, 2001 (unaudited)
               and September 30, 2001 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months
               Ended December 31, 2001 (unaudited) and
               December 31, 2000 (unaudited)                    2

               Consolidated Condensed Statements
               of Cash Flows, Three Months
               Ended December 31, 2001 (unaudited)
               and December 31, 2000 (unaudited)                3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                    9

 PART II.  OTHER INFORMATION

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Reports on Form 8-K                10
                                  (i)

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            SEPTEMBER 30,        DECEMBER 31,
                                                2001*                2001*
 Assets
 Current Assets:
 Cash and cash equivalents                   $   304,184          $    18,797
 Accounts receivable - trade                   7,880,503            9,830,056
 Accounts receivable - related parties           449,966              857,159
 Progress receivables                            182,987              149,847
 Inventory                                     5,152,588            5,885,150
 Other current assets                             91,820              186,161
      TOTAL CURRENT ASSETS                    14,062,048           16,897,170

 Property, plant and equipment, net           16,041,951           16,404,982
 Other assets                                  2,688,978            3,541,232
 TOTAL ASSETS                                $32,792,977          $36,843,384

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Current maturities of long-term liabilities $ 2,751,081          $ 2,819,594
 Accounts payable - trade                      5,563,598            7,954,830
 Accounts payable - related parties            2,553,620            2,669,195
 Line of credit                                5,172,500            6,340,000
 Accrued liabilities                           1,102,426            1,873,246
 Customer deposits                             1,143,906              698,522
      TOTAL CURRENT LIABILITIES               18,287,131           22,355,387

 LONG-TERM LIABILITIES                         5,436,566            4,243,616

 TOTAL LIABILITIES                            23,723,697           26,599,003

 STOCKHOLDERS' EQUITY
 Common stock                                  9,413,189            9,413,189
 Retained earnings (deficit)                    (343,909)             831,192
      TOTAL STOCKHOLDERS' EQUITY               9,069,280           10,244,381

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $32,792,977          $36,843,384

 *The December 31, 2001 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 2001 is derived from audited financial statements.

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS
                                              ENDED DECEMBER 31,
                                           2000                 2001
                                       (unaudited)          (unaudited)
 SALES
      Molding                          $ 15,261,256         $18,617,406
      Tooling                             1,820,533           2,599,884
      Related parties                       147,763             250,965
      Total Sales                        17,229,552          21,468,254
 COST OF GOODS SOLD
      Trade                              12,307,784          14,407,501
      Related parties                     1,480,326           2,282,026
      Total cost of goods sold           13,788,110          16,689,527
      Gross profit                        3,441,442           4,778,727
 SELLING AND ADMINISTRATIVE EXPENSES
      Trade                               1,327,426           1,907,341
      Related parties                       191,542             493,078
      Management fee                         -                   -
      Total operating expenses            1,518,968           2,400,419
      Total operating income              1,922,474           2,378,308
 OTHER INCOME (EXPENSE)
      Interest expense                     (145,031)           (261,644)
      Equity investment                                        (261,564)
      Miscellaneous income                        5                   0
      Income before income taxes          1,777,448           1,855,100
 INCOME TAX EXPENSE                         720,000             680,000

 NET INCOME                             $ 1,057,448          $1,175,100
 Net income per share:
 Basic                                 $       0.28         $      0.31

 Diluted                               $       0.25         $      0.31

 WEIGHTED AVERAGE
 Shares outstanding - basic               3,791,912           3,809,612

 WEIGHTED AVERAGE
 Shares outstanding - diluted             4,291,912           3,809,612

                       PLASTICS MFG. COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                       2000         2001
                                                   (unaudited)   (unaudited)
 Net cash provided (used) by operating activities ($1,451,999)    1,851,310

 Capital expenditures                              (1,793,279)     (757,955)

 Borrowings under credit agreements                   900,000     1,167,500

 Proceeds from (payments on) long-term debt           492,060      (681,888)

 Stock subscriptions receivable                             -             -

 Other investing and financing activities           1,954,931    (1,285,580)

 NET INCREASE IN CASH                              $  101,713    $  293,387

                                  -3-

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. The accompanying condensed financial statements, in the opinion of management, reflect all adjustments which are normal and recurring in nature and which are necessary for a fair statement of the results for the periods presented. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end.
          In all regards, the financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to the financial statements which appear in the Annual Report in Form 10-K for the year ended September 30, 2001 for our accounting policies which are pertinent to these statements.

 Note 2. Accounts receivable balances include an allowance for doubtful accounts of $210,000 at December 31, 2001, and $192,805 at September 30, 2001.

 Note 3. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                 9/30/01           12/31/01
         Perishable tools      $   58,444         $   74,221
         Raw materials          2,151,024          2,028,087
         Materials in progress  1,335,577          1,571,052
         Finished goods         1,607,543          2,181,790
         Total                 $5,152,588         $5,855,150

 Note 4. The accumulated depreciation on fixed assets was $3,835,786 as of December 31, 2001 and $3,007,536 as of September 30, 2001. The provision for depreciation for the three months ended December 31, 2001 and 2000 was $828,250 and $192,545, respectively.

 Note 5. On December 31, 2000, we purchased the stock of Statistical Plastics Corporation and on March 31, 2001, we purchased the stock of PCI Consulting and Leasing. The following table presents the unaudited
                                  -4-
          pro forma condensed results of operations for the three months ended December 31, 2000 as if the acquisitions were completed at the beginning of the period:

                                     Three months ended
                                      December 31, 2000
         Net sales                      $18,278,002
         Operating income               $ 2,243,473
         Net earnings                   $ 1,063,667
         Earnings per share:
              Basic                         $0.28
              Diluted                       $0.25

          The unaudited pro forma financial information includes certain assumptions or adjustments, not material in amount, which we believe are necessary to fairly present such information. The pro forma information does not purport to represent what our results of operations would actually have been if these transactions had occurred at the beginning of the earliest period presented.

 Note 6. Certain reclassifications have been made to the December 31, 2000 consolidated condensed statement of cash flows to conform to the December 31, 2001 classifications.
                                  -5-
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

     SALES. We experienced a sales increase of 25% in the first quarter of 2002 over the first quarter of 2001. Sales for the three months ended December 31, 2001 increased $4.2 million to $21.5 million compared to $17.2 million for the three months ended December 31, 2000. Statistical Plastics Corporation ("SPC"), acquired on December 31, 2000, accounted for approximately $1.3 million of the sales increase for the first quarter of 2002. The acquisition of PCI Consulting & Leasing, Inc. ("PCI") on
 March 31, 2001 had no effect on sales. The continued increase in sales is primarily attributable to improved plant efficiency, increased customer demand and the addition of new customers. During the first quarter of 2002, our backlog of unfilled orders, believed to be firm, is down slightly from $19.9 million at September 30, 2001 to $17.5 million at December 31, 2001.

 We continue to work with Moldmakers, Incorporated and Prototype Mold & Design, two of our affiliated companies, to produce tooling as part of our total manufacturing solution. See "Moldmakers, Incorporated" in Part I of our Form 10-K for the year ended September 30, 2001. Tooling sales for the quarter ended December 31, 2001 were $2.6 million, up from $1.8 million in tooling sales for the quarter ended December 31, 2000.

 COST OF GOODS SOLD. Cost of goods sold increased 21% from the first quarter of 2001 to the first quarter of 2002. However, when expressed as a percentage of sales, cost of goods sold decreased from 80% in 2001 to 78% in 2002. This decrease allowed us to recognize a gross profit of $4,779,000 for the first quarter of 2002 as compared to a gross profit of $3,441,000 for the first quarter of 2001. That represents an increase in gross profit from 20% to 22%, as expressed as a percentage of sales. Materials as a percentage of molding sales remained constant at 41% for the first quarter of 2000 and 2001.

 Product mix, assembly operations and value-added services drive material costs. Direct labor costs decreased as we strived to automate operations and become more efficient in manual operations. Comparing labor costs for the first quarter of 2001 to 2002 shows a decrease in labor as a percent of sales from 13% to 10%. Fixed overhead decreased from quarter to quarter with the first quarter of 2002 equaling 12% of sales and the first quarter of 2001 equaling 14% of sales.
                                  -6-

 SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the first quarter of 2002 were $2,400,000 compared to $1,519,000 for the first quarter of 2001. This increase is due to the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. On October 1, 2001 we entered into a contract with Moldmakers Leasing & Investments Limited Partnership, LLP ("Moldmakers Leasing"), an affiliate of Moldmakers, Incorporated, to provide financial management services. The contract will remain in effect until terminated by either party upon 30 days notice. The contract calls for payments of $50,000 a month throughout the term of the contract. During the first quarter we incurred $150,000 in expenses relating to this contract.

 Selling and administrative expenses increased from 9% of sales to 11% of sales over comparable quarters. Without the selling and administrative expenses of PCI, selling and administrative expenses would have been 9% of sales.

 INTEREST EXPENSE. For the first quarter of 2002 interest expense totaled $262,000 compared with $145,000 for the first quarter of 2001. Interest expense arises from borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

 INCOME TAX EXPENSE. Income tax expense was $680,000 for the first quarter of 2002 and $720,000 for the first quarter 2001. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the pre-tax loss or pre-tax income at the end of the above stated periods.

 NET INCOME. Net income for the first quarter of 2002 and 2001 equaled $1,175,000 and $1,057,000, respectively. We were able to maintain profitability due to continued sales increases and the corresponding utilization of labor and equipment. During the first quarter of 2002 SPC and PCI accounted for $221,000 and $65,000, respectively, of the net income figures or 18.8% and 5.5%, respectively, of the total.

     Our net income for the first quarter of 2002 also reflects a loss of $261,564 attributable to our 50% interest in a joint venture, Mikron TecStar, LP, in San Antonio, Texas ("MTLP"). MTLP operations commenced in the first quarter of 2002. For the three months ended December 31, 2001, MTLP had net sales of $108,296, an operating loss of $487,353, and a net loss of $526,296. The net loss is a result of costs associated with start-up costs, primarily acquisition of capabilities to accommodate targeted customers and products. Because of its location and the
                                  -7-
 abilities of the other investor, MTLP has identified the medical, telecommunications and automotive as its key markets.

 LIQUIDITY AND CAPITAL RESOURCES

      We are continuing to finance our operations with a combination of a bank line of credit facility and leases. In order to meet our growing needs we received increases in our line of credit from Marshall & Ilsley Bank, Milwaukee, Wisconsin during the first quarter of 2002. Our line of credit increased from $7.5 million at September 30, 2001 to $10 million in December, 2001. Additionally, we received a $5.0 million line of lease financing from M&I for equipment purchases.

      Net cash provided by operating activities totaled $1,851,000 for the three months ended December 31, 2001; cash used by operating activities totaled $1,452,000 for the three months ended December 31, 2000. Cash provided by operating activities during the first three months of 2002 is due primarily to net income of $1.2 million. Cash used in operating activities during the first three months of 2001 resulted primarily from the necessity of funding inventory and accounts receivable growth in excess of our accounts payable growth.

      Investing activities used cash of $2,044,000 for the first three months of 2002, while net cash used in investing activities totaled $162,000 for the first three months of 2001. Cash used in investing activities for the first three months of 2002 resulted primarily from the acquisition of manufacturing equipment. Cash used in investing activities for the first three months of 2001 resulted from amortization of deposits on leases and return of several assets in progress.

      Net cash provided by financing activities totaled $486,000 for the first three months of 2002 compared to $1,392,000 for the first three months of 2001. Cash provided by financing activities for both quarters resulted primarily from draws on our bank line of credit net of payments on long-term debt in 2002.

      We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for 2002 year.

      Our forecast of the period of time through which our financial resources will be adequate is a forward-looking statement that involves risks and uncertainties. Our actual funding requirements may differ materially from our forecasts as a result of a number of factors including our plans to
                                  -8-
 expand our operations and the expansion of our value added and assembly operations as part of our total manufacturing solution. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to scale down our expansion plans significantly.

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     This report contains certain of our expectations and other forward-looking information regarding the company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption "Cautionary Statement Regarding Forward-Looking Information" set forth in Item 1 of our Annual Report on Form 10-K for the year ended September, 2001.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2001.
                                  -9-

                    PART II.  OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION

  On January 2, 2002, we granted Mark G. Sellers options to purchase 5,000,000 shares of our common stock at an option price of $12.00 per share. The options expire on December 31, 2011.

 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

     The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION
     3.01 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
     3.02 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
     4.01 $10,000,000 Loan Agreement between M&I Marshall & Ilsley Bank and the Company, dated December 18, 2001
    10.01         Plastics Mfg. Company Stock Option Plan
    10.02         Mark G. Sellers Stock Option Agreement dated January 2, 2002
    10.03 Financial Services Agreement dated October 1, 2001, Between Registrant and Moldmakers Leasing and Investments Limited Partnership, LLP
    10.04 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
    10.05 Master Equipment Lease between Registrant and PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
    10.06 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form S-1 (Registration No. 333-92019)
    10.07 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
                                  -10-
    10.08 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration No. 333-45830)
    10.09 Equipment Lease dated April 25, 2001 between M&I National Leasing Corp. and the Company, incorporated by reference to
                  Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 333-92019)
    10.10 Equipment Lease dated December 20, 2001 between M&I National Leasing Corp. and the Company
    21.01 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended September 30, 2001 (Commission File No. 333-92019)
                                  -11-
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY


 February 14, 2002            SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. Section 232.102(d))

 Exhibits filed as part of this report:

 EXHIBIT NUMBER         EXHIBIT DESCRIPTION
     4.01          $10,000,000 Loan Agreement between M&I Marshall &
                   Ilsley Bank and the Company, dated December 18, 2001
    10.01          Plastics Mfg. Company Stock Option Plan
    10.02          Mark G. Sellers Stock Option Agreement dated January 2, 2002
    10.03 Financial Services Agreement dated October 1, 2001, Between Registrant and Moldmakers Leasing and Investments Limited Partnership, LLP
    10.10 Equipment Lease dated December 20, 2001 between M&I National Leasing Corp. and the Company
                                  -13-