Form 10-Q
period 2002-03-31
PLASTICS MFG CO
filed 2002-05-14
CIK 1099156

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended MARCH 31, 2002

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

                             Yes        No   X

 The number of common shares outstanding at May 10, 2002 was 3,809,612.

                       PLASTICS MFG. COMPANY

                         AND SUBSIDIARIES

                               INDEX
                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance
               Sheets, March 31, 2002 (unaudited)
               and September 30, 2001 (derived from
               audited financial statements)                    1

               Consolidated Statements of
               Operations, Three Months
               Ended March 31, 2002 (unaudited) and
               March 31, 2001 (unaudited)                       2

               Consolidated Condensed Statements
               of Cash Flows, Three Months
               Ended March 31, 2002 (unaudited)
               and March 31, 2001 (unaudited)                   3

               Notes to Consolidated
               Financial Statements                             4

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                        6

     Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk                   10

 PART II.  OTHER INFORMATION

     Other Information                                         10

     Item 6.   Exhibits and Reports on Form 8-K                10

                  PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                             PLASTICS MFG. COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               SEPTEMBER 30,        MARCH 31,
                                                    2001*             2002*
 Assets
 Current Assets:
 Cash and cash equivalents                   $   304,184          $   232,971
 Accounts receivable - trade                   7,880,503           10,755,774
 Accounts receivable - related parties           449,966              565,714
 Progress receivables                            182,987              264,824
 Inventory                                     5,152,588            7,797,345
 Other current assets                             91,820              210,540
      TOTAL CURRENT ASSETS                    14,062,048           19,827,168

 Property, plant and equipment, net           16,041,951           15,809,141
 Other assets                                  2,688,978            2,671,453
 TOTAL ASSETS                                $32,792,977          $38,307,762

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Current maturities of long-term liabilities $ 2,751,081           $2,532,233
 Accounts payable - trade                      5,563,598            8,105,974
 Accounts payable - related parties            2,553,620            2,385,532
 Line of credit                                5,172,500            7,180,000
 Accrued liabilities                           1,102,426            1,442,600
 Customer deposits                             1,143,906            1,511,095
      TOTAL CURRENT LIABILITIES               18,287,131           23,157,434

 LONG-TERM LIABILITIES                         5,436,566            3,822,173

 TOTAL LIABILITIES                            23,723,697           26,979,607

 STOCKHOLDERS' EQUITY
 Common stock                                  9,413,189            9,413,189
 Retained earnings (deficit)                    (343,909)           1,914,966
      TOTAL STOCKHOLDERS' EQUITY               9,069,280           11,378,155

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $32,792,977          $38,307,762

 *The March 31, 2002 consolidated balance sheet is unaudited. The consolidated balance sheet at September 30, 2001 is derived from audited financial statements.

                       PLASTICS MFG. COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS                  SIX MONTHS
                                          ENDED MARCH 31,             ENDED MARCH 31,
                                         2001          2002         2001         2002
 Sales                               (unaudited)   (unaudited)  (unaudited)  (unaudited)
   Molding                            $15,886,062   $19,955,833   $31,147,318  $38,573,239
   Tooling                              2,477,313     2,313,674     4,297,846    4,913,558
   Related parties                        190,158       416,059       337,920      667,024
   Total Sales                         18,553,532    22,685,567    35,783,083   44,153,821
 COST OF GOODS SOLD
   Trade                               11,797,589    14,618,350    24,105,372   29,025,851
   Related parties                      2,929,077     2,863,738     4,409,403    5,145,764
   Total cost of goods sold            14,726,666    17,482,088    28,514,776   34,171,615
   Gross profit                         3,826,867     5,203,479     7,268,308    9,982,206
 SELLING AND ADMINISTRATIVE EXPENSES
   Trade                                1,201,680     2,550,392     2,529,105    4,457,733
   Related parties                        157,932       383,625      349,474       876,703
   Total operating expenses             1,359,612     2,934,017     2,878,579    5,334,436
   Total operating income               2,467,255     2,269,462     4,389,729    4,647,770
 OTHER INCOME (EXPENSE)
   Interest expense                      (145,169)     (246,491)     (290,200)    (508,135)
   Equity investment                            -      (232,275             -     (493,839)
   Miscellaneous income                         -        13,167             5       13,167
   Income before income tax expense     2,322,086     1,803,863     4,099,534    3,658,963
 INCOME TAX EXPENSE                       908,249       733,200     1,628,249    1,413,200
 NET INCOME                          $  1,413,837   $ 1,070,663  $  2,471,285  $ 2,245,763
 Net income per share:
 Basic                               $        .37           .28  $        .65  $       .59

 Diluted                             $        .33   $       .28  $        .58  $       .59

 WEIGHTED AVERAGE
 Shares outstanding - basic             3,792,812     3,809,612     3,792,362    3,809,612

 WEIGHTED AVERAGE
 Shares outstanding - diluted           4,292,812     3,809,612     4,292,362    3,809,612

                                  -2

                       PLASTICS MFG. COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                          MARCH 31,
                                                     2001         2002
                                                  (unaudited)  (unaudited)
 Net cash provided (used) by operating activities $1,294,656   $1,316,686

 Capital expenditures                             (1,399,908)  (1,443,458)

 Borrowings (repayments) under credit agreements  (1,805,000)   2,007,500

 Proceeds from (payments on) long-term debt        2,060,136   (1,390,692)

 Other investing and financing activities            (96,645)      17,526

 NET INCREASE IN CASH                             $   53,239   $  507,562

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

 Note 2. Accounts receivable balances include an allowance for doubtful accounts of $535,556 at March 31, 2002, and $192,805 at September 30, 2001.

 Note 3. Inventory is valued at the lower of cost (determined by the FIFO method) or market. The components of inventory consist of the following:

                                 9/30/01            3/31/02
         Perishable tools     $    58,444         $  127,844
         Raw materials          2,151,024          3,103,384
         Materials in progress  1,335,577          1,905,298
         Finished goods         1,607,543          2,660,819
         Total                 $5,152,588         $7,797,345

 Note 4. The accumulated depreciation on fixed assets was $4,683,804 as of March 31, 2002 and $3,007,536 as of September 30, 2001. The
          provision for depreciation for the three months ended March 31, 2002 and 2001 was $848,018 and $287,517, respectively, and for the six months ended March 31, 2002 and 2001 was $1,676,268 and $480,062, respectively.

 Note 5.  On December 31, 2000, we purchased the stock of Statistical
          Plastics Corporation ("SPC") and on March 31, 2001, we purchased the stock of PCI Consulting and Leasing, Inc. ("PCI"). The following table presents the
                                   -4-
          unaudited pro forma condensed results of operations for the three months ended March 31, 2001 as if the acquisitions were completed at the beginning of the period:

                          Three months ended   Six months ended
                            MARCH 31, 2001      MARCH 31, 2001
         Net sales          $19,686,684         $37,728,085
         Operating income     2,681,395           4,924,868
         Net earnings         1,382,581           2,446,248
         Earnings per share:
              Basic              $  .35              $  .65
              Diluted            $  .32              $  .57

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

 RESULTS OF OPERATIONS

     SALES. We experienced a sales increase of 22% in the second quarter of fiscal 2002 over the second quarter of fiscal 2001. Sales for the three months ended March 31, 2002 increased $4.1 million to $22.7 million compared to $18.6 million for the three months ended March 31, 2001. For the six months ended March 31, 2002 sales increased 23% to $44.2 million from $35.8 million for the six months ended March 31, 2001. The acquisition of SPC at December 31, 2000 and PCI at March 31, 2001 accounted for sales of approximately $1.27 million and $0.00 million for the second quarter of fiscal 2002, respectively, and approximately $2.8 million and $0.00 million for the six months ended March 31, 2002, respectively. The continued increase in sales is primarily attributable to improved plant efficiency, increased customer demand, and addition of new customers. During the second quarter of fiscal 2002 our backlog of unfilled orders, believed to be firm, is up from $17.5 million at December 31, 2001 to $20.0 million at March 31, 2002.

     We continue to work with Moldmakers, Inc. and Prototype Mold & Design, two of our related companies within the MGS Group, to produce tooling as part of our total manufacturing solution. Tooling sales for the quarter ended March 31, 2002 were $2.3 million, down slightly from $2.5 million in tooling sales for the quarter ended March 31, 2001. Over comparable six-month periods, tooling sales are up 14.3% from $4.3 million to $4.9 million.

     COST OF GOODS SOLD. Cost of goods sold increased 19% from the second quarter of fiscal 2001 to the second quarter of fiscal 2002. However, when expressed as a percentage of sales, cost of goods sold decreased from 79% in fiscal 2001 to 77% in fiscal 2002. Six-month numbers show a similar trend, increasing 20% over comparable periods but decreasing as a percent of sales from 80% in fiscal 2001 to 77% in fiscal 2001. This decrease allowed us to recognize a gross profit of $5,203,000 and $9,982,000 for the three and six-month
                                  -6-
 periods ended March 31, 2002, respectively. Gross profit figures for comparable periods in fiscal 2001 were $3,827,000 and $7,268,000. When expressed as a percentage of sales, gross profit increased to 23% from 20% over comparable six-month periods. Direct materials as a percentage of molding sales increased from 37% for the second quarter of fiscal 2001 to 45% for the second quarter of fiscal 2002. For the six months ended March 31, 2001 and March 31, 2002 material content was 39% and 43%, respectively. Product mix, assembly operations and value-added services drive material costs. Direct labor costs decreased as we strive to automate operations and become more efficient in manual operations. Comparing labor costs for the second quarter of fiscal 2001 to fiscal 2002 shows a decrease in labor as a percent of sales from 12% to 8%. Overhead decreased from 25% of sales for the second quarter of fiscal 2001 to 21% for the second quarter of fiscal 2002. Overhead costs remained constant for the six months ended March 31, 2001 and March 31, 2002 at 22% of sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the second quarter of fiscal 2002 were $2,934,000 compared to $1,360,000 for the second quarter of fiscal 2001. For the six months ended March 31, 2002 selling and administrative expenses were $5,334,000 as compared to $2,879,000 for the six months ended March 31, 2001. This increase is due to the acquisition of SPC and PCI and the addition of sales and management personnel in an effort to increase our customer base and meet the growing needs of current manufacturing operations. The acquisition of SPC accounted for $188,000 for the second quarter of fiscal 2002 and $329,000 for the six months ended March 31, 2002. The acquisition of PCI accounted for $508,000 for the second quarter of fiscal 2002 and $1,027,000 for the six months ended March 31, 2002. On October 1, 2001 we entered into a contract with Moldmakers Leasing & Investments ("MLI") to provide financial services. The contract will remain in effect until terminated by either party upon 30 days notice. The contract calls for payments of $50,000 a month throughout the term of the contract. During the second quarter we incurred $150,000 in expenses relating to this contract. Expenses related to this contract were $300,000 for the six months ended March 31, 2002. MLI is a related company (see "Moldmakers Incorporated" in our Form 10-K for the year ended
 September 20, 2001).

     INTEREST EXPENSE. For the second quarter of fiscal 2002 interest expense totaled $246,000 compared with $145,000 for the second quarter of 2001. Interest expense for the six months ended March 31, 2002 and 2001 totaled $508,000 and $290,000, respectively.
                                  -7-
 Interest expense arises from borrowings on our line of credit and capital leases for equipment financing. Use of our line of credit has and will continue to increase with increased sales levels and the directly related increases in accounts receivable and inventory.

     INCOME TAX EXPENSE. Income tax expense was $733,000 for the second quarter of fiscal 2002 and $908,000 for the second quarter fiscal 2001. Income tax expense for the six months ended March 31, 2002 and 2001 totaled $1,413,000 and $1,628,000, respectively. These amounts are calculated as a percentage of pre-tax income, and reflect, accordingly, the change in pre-tax income at the end of the above stated periods.

      NET INCOME. Net income for the second quarter of fiscal 2002 and fiscal 2001 equaled $1,071,000 and $1,414,000, respectively. Comparable six-month periods ending March 31, 2002 and 2001 show net income of $2,246,000 and $2,471,000, respectively. We were able to maintain profitability due to continued sales increases and the corresponding utilization of labor and equipment. During the second quarter of fiscal 2002 SPC and PCI accounted for $70,000 and $82,000 of the net income figures or 6.5% and 7.6% of the total. For the first six months of fiscal 2002, SPC and PCI accounted for $291,000 and $147,000 of the net income figures or 12.9% and 6.5% of the total.

     Our net income for the second quarter of 2002 also reflects a loss of $232,000 attributable to our 50% interest in MTLP. MTLP operations commenced in the first quarter of 2002. For the six months ended March 31, 2002 we recognized a loss of $494,000 in this venture. The net loss is a result of costs associated with start-up costs, primarily acquisition of capabilities to accommodate targeted customers and products.

 LIQUIDITY AND CAPITAL RESOURCES

     We are continuing to finance our operations with a combination of private capital, a bank line of credit facility and leases. In order to meet our growing needs we received increases in our line of credit from Marshall & Ilsley Bank ("M&I"). Our line of credit increased from $7.5 million at September 30, 2001 to $10 million in December, 2001. Additionally, we received a $5.0 million line from M&I for equipment lease financing during the first quarter of fiscal 2001. At March 31, 2001, we had $2.8 million of unused available credit under our line and $1.2 million available under our lease agreement with M&I.

     Net cash provided by operating activities totaled $1,295,000 for the six months ended March 31, 2001; cash provided by operating activities totaled $1,317,000 for the six months
                                  -8-
 ended March 31, 2002. Cash provided by operating activities during both periods is due primarily to net income.

     Net cash used in investing activities totaled $1,415,000 for the first six months of fiscal 2001; investing activities used cash of $1,426,000 for the first six months of fiscal 2002. Cash used in investing activities for the both periods resulted from the acquisition of manufacturing equipment.

     Net cash provided by financing activities totaled $250,000 for the first six months of fiscal 2001 compared to $617,000 for the first six months of fiscal 2002. Cash provided by financing activities for both periods resulted from draws on our bank line of credit.

     We believe that current cash balances, cash flows from current operations, and available term debt and lease financing will be sufficient to fund working capital and capital expenditure requirements for the remainder of the 2002 fiscal year.

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

 Information Concerning Forward-Looking Statements

     This report contains certain of our expectations and other forward-looking information regarding the company pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. While we believe that these forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and all such statements involve risk and uncertainties that could cause actual results to differ materially from those contemplated in this report. The assumptions, risks and uncertainties relating to the forward-looking statements in this report include general economic and business conditions, developments in our planned expansion, availability of adequate capital, changes in the prices of raw materials, and competitive pricing in the markets served by us. These and other assumptions, risks and uncertainties are described under the caption
                                 -9-
 "Cautionary Statement Regarding Forward-Looking Information" set forth in
 Item 1 of our Annual Report on Form 10-K for the year ended September, 2001.

 ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the information provided in response to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2001.


                    PART II.  OTHER INFORMATION


 ITEM 6.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

     The following exhibits have been filed with the Securities and Exchange Commission. Exhibits filed as part of this report, and listed below, are set forth on the Exhibit Index which follows the signature page.

    Exhibit Number         Exhibit Description
         3.01 Registrant's Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-92019)
         3.02 Registrant's By-laws, as amended November 29, 1999, incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-92019)
         4.01 $10,000,000 Loan Agreement between M&I Marshall & Ilsley Bank and the Company, dated December 18, 2001, incorporated by reference to Exhibit 4.01 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (Commission File No. 333-92019)
        10.01 Plastics Mfg. Company Stock Option Plan, incorporated by reference to Exhibit 10.01 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (Commission File No. 333-92019)
        10.02 Mark G. Sellers Stock Option Agreement dated January 2, 2002, incorporated by reference to Exhibit 10.02 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (Commission File No. 333-92019)
        10.03 Financial Services Agreement dated October 1, 2001, Between Registrant and Moldmakers Leasing and Investments Limited Partnership, LLP, incorporated
                                  -10-
                        by reference to Exhibit 10.03 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (Commission File No. 333-92019)

        10.04 Master Equipment Lease between Registrant and Moldmakers Leasing & Investments Limited Partnership, LLP, incorporated by reference to Exhibit 10.09 to Form S-1 (Registration No. 333-92019)
        10.05           Master Equipment Lease between Registrant and
                        PCI Consulting and Leasing, Inc., incorporated by reference to Exhibit 10.10 to Form S-1 (Registration No. 333-92019)
        10.06 ITW Paslode, Cordless Tool Group Supply Agreement, incorporated by reference to Exhibit 10.11 to Form
                        S-1 (Registration No. 333-92019)
        10.07 Lease on Germantown, Wisconsin, Facility, incorporated by reference to Exhibit 10.13 to Form S-1 (Registration No. 333-92019)
        10.08 Plastics Mfg. Company Restricted Stock Plan, incorporated by reference to Form S-8 (Registration
                        No. 333-45830)
        10.09 Equipment Lease dated April 25, 2001 between M&I National Leasing Corp. and the Company, incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (Commission File No. 333-92019)
        10.10 Equipment Lease dated December 20, 2001 between M&I National Leasing Corp. and the Company, incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (Commission File No. 333-92019)
        21.01 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended September 30, 2001 (Commission File No. 333-92019)
                                  -11-
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLASTICS MFG. COMPANY


 May 14, 2002                 SCOTT W. SCAMPINI
                              Scott W. Scampini
                              Executive Vice President-Finance

                              (On behalf of the Registrant and as
                              Principal Financial Officer)

                           EXHIBIT INDEX
                                TO
                             FORM 10-Q
                                OF
                       PLASTICS MFG. COMPANY
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
           Pursuant to Section 102(d) of Regulation S-T
                      (17 C.F.R. Section 232.102(d))

 Exhibits filed as part of this report:  None
                                  -13-